Form 10-K
period 1993-12-31
BRENCO INC
filed 1994-03-25
CIK 14029

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                                 FORM 10-K
(Mark One)
   (X)       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                For the fiscal year ended December 31, 1993

                                    OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                      Commission  File Number 0-6839

                           BRENCO, INCORPORATED
- --------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

             Virginia                               54-0493835
- -------------------------------    ------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

    One Park West Circle
    Midlothian, Virginia                            23113
- -------------------------------    --------------------------------------
(Address of principal executive                  (Zip Code)
             offices)

Registrant's telephone number, including area code (804) 732-0202
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:

                                        Name of Each Exchange on
       Title of Each Class                  Which Registered
       -------------------            -------------------------
            None                                  None
- --------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $1 Par Value
- --------------------------------------------------------------------------
                             (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
                                (CONTINUED)


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                   X



        As of February 25, 1994, there were 10,037,572 shares of common stock outstanding and the aggregate market value of common stock of Brenco, Incorporated held by nonaffiliates was approximately $75 million.

                    DOCUMENTS INCORPORATED BY REFERENCE

Information from the following documents has been incorporated by reference in this report:

Annual Report to shareholders for year ended December 31, 1993 - Part II

Proxy Statement dated March 11, 1994 - Part III










                                  PART I
Item 1.  Business

General

          Brenco, Incorporated was founded in 1949. Initially Brenco was engaged in the manufacture and sale of bronze bearings for use on railroad freight cars. In the early 1960s Brenco expanded into the manufacture and sale of tapered roller bearings for use on railroad freight cars and in recent years has begun the manufacture and sale of tapered roller bearings and forgings for application in industrial markets. Brenco also services and repairs used railroad bearings, and manufactures lubrication seals for use in railroad bearings and for sale to third parties. In 1979 Brenco discontinued the manufacture of bronze friction bearings.

          The customer base for Brenco's products and services is made up of major railroads, car builders and automobile manufacturers, of which there are a limited number. During 1993, sales to Trinity Industries, Inc., Ford Motor Company and CSX amounted to $8,236,000, $7,517,000 and $7,237,000, or approximately 8.3%, 7.6% and 7.3% of 1993 net sales, respectively. Accounts receivable at December 31, 1993, includes $901,000, $837,000 and $905,000 for the above customers, respectively.

          Regulations prescribed by the Association of American Railroads require that principal component parts used by a railroad in the repair and maintenance of railroad roller bearings be parts made by the original bearing manufacturer. Thus as domestic sales of new railroad roller bearings increase, it may be anticipated that the market for reconditioned Brenco bearings and component parts for Brenco bearings will also increase.

          In 1993, sales of automotive forgings represented 11.8% of Brenco's business. Automotive forgings sales amounted to $11.6 million in 1993, $10.9 million in 1992 and $6.9 million in 1991. These products are sold principally to original equipment manufacturers.

                                     2

          Export sales to India, Canada, Brazil, Korea, Mexico, Saudi Arabia, Australia and to FAG for their worldwide markets amounted to $17.8 million in 1993, $11.1 million in 1992 and $14.1 million in 1991. Brenco has no foreign manufacturing facilities and all products manufactured for export sales are manufactured at Brenco's Petersburg, Virginia facilities. Payment for export sales, other than Canadian, FAG and Australian sales, is made through the utilization of letters of credit. The Company believes the profitability of its export business is approximately the same as its domestic business.

Products

          The roller bearing is an anti-friction bearing that contains steel rollers that turn as the axle rotates. Basically, the tapered roller bearing made by Brenco consists of four components: (1) the cone or inner race, (2) the cup or outer race, (3) the tapered rollers which roll between the cup and cone and (4) the cage which serves as a retainer and maintains proper spacing between the rollers. The design of such bearings permits the distribution of unit pressures over the full length of the roller.
This fact, coupled with its tapered design, high precision tolerances and top quality material, provides a bearing with high load carrying capacity, excellent friction-reducing qualities and a significantly longer life than older friction-type bearings. The tapered principle of bearings permits ready absorption of radial loads, imposed at right angles to the axis of the bearing, and thrust loads which are exerted parallel to the axis of the bearing. For this reason, they are particularly adapted to reducing friction where shafts, gears or wheels are used.

          Brenco's tapered roller bearings have wide applications including railroad freight cars. Over-the-road trailers, forklift trucks, construction machinery, oil and gas rigs, steel mills and mining machinery are some of the industrial applications for Brenco's tapered roller bearings.

          Brenco has a separate plant for the manufacture of grease seals which is a component part of the railroad roller bearing.

          Brenco produces automotive forgings for automobile manufacturers. These products are sold as both unmachined and machined forgings.

          Sales of all Brenco's products are made through both a company sales force and independent manufacturer's representatives.

          Through its wholly-owned subsidiary, Rail Link, Inc., Brenco offers third party switching. This service, currently offered in ten different states, entails the switching of railcars between the railroad and the ultimate customers.

          Carolina Coastal Railway, Inc., Carolina and Northwestern Railroad, Inc. and Commonwealth Railway, Inc., wholly-owned subsidiaries of Rail Link, Inc. operate short line railroads in North Carolina and Virginia. In performing this service, railcars are moved over the short line route from the railroad to the ultimate customer. All short line operations are under 25 miles in length.

          In 1993, the Company purchased from Epilogics, Inc., an engineering design firm in California, the rights to a one-way clutch design for automotive transmissions. The MD clutch has the potential for substantially increasing the future sales of our Powertrain Products division, but will require substantial development and marketing efforts over the next two years in order to gain acceptance of the product by the major U.S. automobile manufacturers.
                                     3
Competition

          Brenco is principally in competition with one other domestic manufacturer of railroad roller bearings, The Timken Company, and a number of foreign bearing manufacturers.



          Bearing specifications for railroad roller bearings are largely determined by the Association of American Railroads. As a result, there are no significant differences between manufacturers in terms of bearing design. Consequently, the market for roller bearings, and railroad roller bearings in particular, is extremely competitive in terms of product performance and price. Brenco believes that its emphasis on service to its customers, including the development of a number of service facilities at various locations throughout the United States for the reconditioning of used bearings, has been important to the development of its competitive position.

          There are numerous manufacturers of automotive forgings including the original equipment manufacturers themselves. Brenco's primary competition is currently these original equipment manufacturers. The market for automotive forgings is extremely price competitive.

Backlog

          Brenco's backlog of orders at December 31, 1993 was approximately $9.0 million, compared to $19.9 million and $11.5 million at December 31, 1992 and 1991, respectively. There is no seasonal or other significant aspect in the backlog. The backlog at December 31, 1993, represented 1.2 months of sales based upon average monthly sales for 1993. Railroad replacement bearings were down $7.6 million while new bearing orders were up $2.0 million. Automotive forgings were down $3.1 million as compared to the prior year end. Included in the December 31, 1992 backlog of replacement bearings were $2.9 million for India and $3.3 million for Pakistan. There were no large export orders in the backlogs for 1993 or 1991.

Raw Materials and Energy Use

          Raw materials used in Brenco's business consist principally of high-grade steel bars, sheet and strip, wire and tubing. Such products are available from a number of major steel producers, both domestic and foreign. To date Brenco has experienced no difficulty in obtaining adequate supplies of these raw materials for production purposes. Brenco does not have any long-term supply contracts.

          Brenco is a significant user of electricity. Natural gas is also used in one department. Brenco has had no difficulty in obtaining adequate gas supplies to date, nor has Brenco received any indication that its supply of electricity will be restricted or curtailed in the foreseeable future.

Capital Expenditures, Plant Expansion and Research

          Brenco's capital expenditures were $8.8 million in 1993.

          Brenco's capital expenditure budget for 1994 is approximately $9.6 million, the major project being a new reconditioning facility in Little Rock, Arkansas.

                                     4

          The amount spent on research and development during Brenco's three most recent fiscal years is not material.

Environmental Matters

          In the first quarter of 1990, the Company voluntarily initiated the process of seeking the approval of the Virginia Department of Waste Management (the "Virginia Department") for proposed remediation activities involving industrial waste materials at the Company's original manufacturing site at Puddledock Road in Petersburg, Virginia. The site had been used as a foundry operation during the period of 1950-1979, but has not been used by the Company for manufacturing since that time.

          The Company had engaged outside consultants to conduct environmental studies at the site and to prepare a proposed remediation plan based on those studies. On the basis of reports to the Company by these consultants, the Company notified the Virginia Department of the presence of certain waste materials at the site. The Company also established a reserve to account for the costs anticipated to be incurred in implementing the remediation plan based on consultants' cost estimates. To reflect the effect of the reserve, the Company took a charge to earnings in the fourth quarter of 1989, which resulted in an after-tax loss of sixteen cents per share for the quarter. The charge reduced 1989 after-tax net income to 31 cents a share, down from 47 cents per share before the charge.

          The reserve was increased by $300,000 in 1992 and $300,000 in 1991 in anticipation of the impact of inflation on estimated costs of the proposed remediation plan. The additional charges in 1992 and 1991 resulted in an after-tax loss of two cents per share in each year.

          In November, 1992 the Company received approval from the Virginia Department to proceed with a plan of actual site restoration. The remediation process began in December 1992; however, actual work at the site did not commence until the spring of 1993.

          During 1993, the Company's outside consultants reevaluated the expected cost estimate of the remediation plan. Based on the results of this study, an additional $2,300,000 was recorded to the reserve to account for the expected cost to complete the remediation plan. To reflect the effect of the reserve, the Company took a charge to earnings in the fourth quarter of 1993, which resulted in an after-tax loss of fourteen cents per share for the quarter. The charge reduced 1993 after-tax net income to 43 cents a share, down from 57 cents per share before the charge.

          Weather delays, extensive dewatering of the site, and substantially increased quantities of soil removed and processed were the principal causes for exceeding the plan's original estimate of the time and monies required to complete the project. The Company expects the project to be completed in the spring of 1994. Actual cost incurred may vary from the amount reserved.


Employees

          Brenco had 901 employees at December 31, 1993. Though union organization campaigns have been conducted at its Petersburg, Virginia plant on several occasions in prior years, Brenco is not a party to any collective bargaining agreement. Brenco believes its employee labor relations are good.

                                     5
Item 2.  Properties

          At December 31, 1993 Brenco operated a total of four manufacturing plants located on approximately 150 acres of land adjoining its headquarters in Petersburg, Virginia. The four plants and surrounding facilities adjacent to its headquarters occupy approximately 60 of the 150 acre tract. Small service plants are operated by Brenco affiliates at three locations in various states. The plants in Virginia are on land owned by Brenco. All other plants are subject to leases that are not considered material. Brenco's production facilities at its Petersburg, Virginia plant occupy approximately 400,000 square feet of production area.

          In general, the buildings are in good condition, are considered to be adequate for the uses to which they are being put and are in regular use. At December 31, 1993 Brenco was operating at approximately 70% of capacity at its Petersburg manufacturing facility.

          The Company leases 13,749 square feet on the second floor of a three story concrete and steel building in good condition in Midlothian, Virginia. Approximately 40 people are located at this location including Administration, Finance and Marketing personnel.

          The Company owns the machinery and equipment which is necessary to conduct its operations.

Item 3.  Legal Proceedings

          In 1984 the Connecticut Department of Transportation ("CDOT") and the Metropolitan Transportation Authority ("MTA") filed companion lawsuits in the Superior Court of Connecticut against General Electric Company ("GE") alleging certain defects and failures with respect to 244 high speed railroad passenger cars supplied to CDOT and MTA by GE. In performing its contracts to supply the railroad cars, GE had purchased certain journal bearings from the Company. GE initially chose not to bring a third-party action against the Company; however, in order to preserve GE's ability to do so at a later date, GE and the Company entered into an agreement tolling the statute of limitations, terminable by either party upon 30 days' notice.

          In January, 1991, the Company was advised by GE that CDOT, MTA and GE had reached a settlement agreement in 1990 concerning the lawsuits on terms not disclosed by GE. On February 4, 1991 GE filed companion lawsuits against the Company and another major domestic bearing manufacturer in the Federal District Court of Connecticut alleging defects in the roller bearings sold to GE for use on the railroad passenger cars involved in the lawsuits previously settled with CDOT and MTA. In the present suits, GE is attempting to recover from the Company and the other bearing manufacturer the settlement cost and defense expenses it incurred in settling the earlier lawsuits. In September 1992, discovery and counter-discovery proceedings were initiated by the parties. The suits have been pending approximately 3 years. The Company believes it has meritorious defenses to the claims alleged against it by GE. The Company has primary liability insurance coverage applicable to claims such as these and excess coverage in an amount the Company believes to be more than sufficient to cover this exposure. The primary insurance carrier has indicated to the Company that no substantial issues appear to exist regarding the applicability of the Company's primary insurance coverage to the transactions at issue in this litigation.

          Except as set forth above, neither Brenco nor its subsidiaries is a party to any material pending legal proceeding before any court, administrative agency or other tribunal (See also Item 1, Environmental Matters, page 5).

Item 4.  Submission of Matters to a Vote of Security Holders
         None.
                                     6



                   EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of Brenco are elected by the board of directors of the Company to serve one year terms. Following is information about the executive officers of Brenco as of the most recent practicable date:

         Needham B. Whitfield, age 57, has served as Chief Executive Officer and Chairman of the Board of Directors of the Corporation and all subsidiaries since 1985. Mr. Whitfield was a principal in the firm of Harper and Whitfield, P. C., Certified Public Accountants, until August 1989. Mr. Whitfield is the brother-in-law of John C. Kenny, a director.

         J. Craig Rice, age 46, has served as President, Chief Operating Officer and Director of the Corporation and Director and Officer of all subsidiaries since 1985 and is responsible for overall corporate policy.

         Jacob M. Feichtner, age 56, has served as Executive Vice
President, Secretary and Treasurer and Director of the Corporation and Director and Officer of all subsidiaries since 1985.

         Robert V. Lawrence, age 56, has served as Vice President of Engineering since 1984.

         Howard J. Bush, age 40, has served as Vice President of Planning, Marketing and Distribution since 1989.







                                  PART II

Item 5.  Market for Brenco, Incorporated Common Stock and Related
Shareholder Matters

         The principal market in which the Common Stock of Brenco, Incorporated is traded is the NASDAQ Over-the-Counter-National Market System. The high and low sales prices for the Common Stock on the NASDAQ Over-the-Counter-National Market System and the dividends paid per Common Share for each quarter in the last two fiscal years are incorporated by reference to page 8 of the 1993 Annual Report. For information on restrictions on payment of dividends, see Note 5 of Notes to Consolidated Financial Statements under item 8 of this Report.

         The approximate number of shareholders of record on February 25, 1994 was 2,196 (including brokers, dealers, banks and other nominees participating in The Depository Trust Company).


Item 6.  Selected Financial Data

         Information required by this item is incorporated by reference to the Brenco Annual Report to shareholders, page 17.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Information required by this item is incorporated by reference to the Brenco Annual Report to shareholders, pages 17 and 18.


Item 8.  Financial Statements and Supplementary Data

         Information required by this item is incorporated by reference to the Brenco Annual Report to shareholders as follows:

         Financial Statements and Independent Auditors' Report - pages 9 through 16.

         Supplementary data - page 8, the information under "Selected Quarterly Data".

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.







                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

         Information required by this item concerning directors of the registrant is incorporated by reference to the Brenco Proxy Statement dated March 11, 1994, pages 3 through 5 under "Election of Directors".
Information on the executive officers of the registrant is included in Part I under the caption "Executive Officers of the Registrant".



Item 11.  Executive Compensation

         Information required by this item is incorporated by reference to the Brenco Proxy Statement dated March 11, 1994, pages 6 through 9 under "Executive Compensation".

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information required by this item is incorporated by reference to the Brenco Proxy Statement dated March 11, 1994, pages 1 through 3 under "Security Ownership of Certain Beneficial Owners and Management".

Item 13.  Certain Relationships and Related Transactions

         Information required by this item concerning certain relationships is incorporated by reference to the Brenco Proxy Statement dated March 11, 1994, pages 4 and 5, footnote (1) through (3), under "Election of Directors."


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K:

     (a)  1.  Financial Statements:







     The following statements are incorporated in Part II, Item 8 by reference to the Brenco Annual Report to Shareholders (page references are to page numbers in the Brenco Annual Report):
                                                       Page Number
                                                       -----------
          Independent Auditor's Report                      16

          Consolidated Balance Sheets as of
               December 31, 1993 and 1992                   11

          Consolidated Statements of Income for
               the three years ended December 31, 1993,
               1992 and 1991                                 9

          Consolidated Statements of Shareholders' Equity
               for the three years ended December 31, 1993,
               1992 and 1991                                10

          Consolidated Statements of Cash Flows for the
               three years ended December 31, 1993, 1992
               and 1991                                     12

          Notes to Consolidated Financial Statements    13 - 15

(a) 2.  Financial Statement Schedules:

          The following schedules are included in Part IV of this report:

          Independent Auditor's Report on Financial Statement Schedules

          V. Property, Plant and Equipment for years ended December 31, 1993, 1992 and 1991

         VI. Accumulated Depreciation and Amortization of Property, Plant and Equipment for years ended December 31, 1993, 1992 and 1991

        VIII. Valuation and Qualifying Accounts for years ended December 31, 1993, 1992 and 1991

     Other schedules or information are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

          (a)  3.     Exhibits

               3.1    Articles of Incorporation, as amended.
                      (incorporated herein by reference to Form SE dated March 27, 1991).

               3.2    Bylaws, as amended.
                      (filed under cover of Form SE dated March 25, 1994).

               4.1 Note Agreements dated as of September 1, 1992, providing for the issuance in the aggregate of $10,000,000 7.50% Senior Notes due May 1, 2002 (filed under cover of Form SE dated March 26, 1993).

              10.1 Employment Agreement dated as of September 8, 1983, between the Company and J. Craig Rice (filed under cover of Form SE dated March 26, 1993).


              10.2 Employment Agreement dated as of September 8, 1983, between the Company and Jacob M. Feichtner (filed under cover of Form SE dated March 26, 1993).

              10.3 Employment Agreement dated as of September 8, 1983, between the Company and Robert V. Lawrence (filed under cover of Form SE dated March 25, 1994).

              10.4    1987 Restricted Stock Plan of the Company
                      (incorporated herein by reference to the Company's Proxy Statement for the 1987 Annual Meeting of Stockholders dated March 13, 1987).

              10.5 1988 Stock Option Plan of the Company, as amended (filed under cover of Form SE dated March 25, 1994).

              13.     Annual Report to security holders.
                      (filed under cover of Form SE dated March 25, 1994).

              21.     Subsidiaries of the registrant.

              23.     Consent of Independent Auditors.

     Management Contracts and Compensatory Plans. Set forth below are the management contracts or compensatory plans and arrangements required to be filed as Exhibits to this Annual Report pursuant to Item 14(c) hereof, including their location:

     Employment Agreement dated as of September 8, 1983, between the Company and J. Craig Rice - Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (filed under cover of Form SE dated March 26, 1993).

     Employment Agreement dated as of September 8, 1983, between the Company and Jacob M. Feichtner - Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (filed under cover of Form SE dated March 26, 1993).

     Employment Agreement dated as of September 8, 1983, between the Company and Robert V. Lawrence - Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (filed under cover of Form SE dated March 25, 1994).

     1987 Restricted Stock Plan of the Company - Exhibit A to the Company's Proxy Statement for the 1987 Annual Meeting of Stockholders dated March 13, 1987.



     1988 Stock Option Plan of the Company, as amended April 15, 1993 -
Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (filed under cover of Form SE dated March 25, 1994).

          (b) Reports on Form 8-K

          There were no reports on Form 8-K for the three months ended December 31, 1993.


                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                   BRENCO, INCORPORATED

March 25, 1994                     BY:  /s/  J. Craig Rice
                                   --------------------------------------
                                            J. Craig Rice
                                              President
                                      (Chief Operating Officer)

March 25, 1994                     BY:  /s/  Jacob M. Feichtner
                                   --------------------------------------
                                            Jacob M. Feichtner
                                         Executive Vice President
                                         Secretary and Treasurer
                                           (Chief Financial and
                                            Accounting Officer)





          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                              Chairman of the
/s/   Needham B. Whitfield    Board and Chief Executive
- ----------------------------- Officer and Director          March 25, 1994
      Needham B. Whitfield

                              President and Chief Operating
/s/      J. Craig Rice        Officer of the Company
- ----------------------------- and Director                  March 25, 1994
         J. Craig Rice

                              Executive Vice President,
/s/   Jacob M. Feichtner      Secretary and Treasurer of
- ----------------------------- the Company and Director      March 25, 1994
      Jacob M. Feichtner

/s/   Steven M. Johnson       Director                      March 25, 1994
- -----------------------------
      Steven M. Johnson

/s/      John C. Kenny        Director                      March 25, 1994
- -----------------------------
            John C. Kenny

/s/  James M. Wells III       Director                      March 25, 1994
- -----------------------------
     James M. Wells III

/s/  Frederic W. Yocum, Jr.   Director                      March 25, 1994
- -----------------------------
     Frederic W. Yocum, Jr.
















                       INDEPENDENT AUDITOR'S REPORT
                     ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders
Brenco, Incorporated
Petersburg, Virginia

          In connection with our audit of the consolidated financial statements of Brenco, Incorporated and subsidiaries as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, which is referred to in our report dated January 31, 1994, herein incorporated by reference, we also audited the schedules listed in Item 14
(a) 2. In our opinion, such schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein in conformity with generally accepted accounting principles.

                                        McGLADREY & PULLEN


Richmond, Virginia
January 31, 1994





























                                           BRENCO, INCORPORATED AND SUBSIDIARIES

                                               PROPERTY, PLANT AND EQUIPMENT                         SCHEDULE V

          COLUMN A                COLUMN B         COLUMN C        COLUMN D          COLUMN E          COLUMN F
          --------                --------         --------        --------          --------          --------
                                 Balance at                                                            Balance at
                                  Beginning        Additions                       Other Changes        End of
       Classification             of Period         at Cost       Retirements       Add (Deduct)        Period
       --------------            ----------        ---------      -----------      -------------      ----------
Year Ended December 31, 1993:
  Land and improvements         $ 2,636,080        $  134,018      $        0      $         0        $ 2,770,098
  Buildings                      11,266,284           120,859               0                0         11,387,143
  Machinery and equipment        77,433,936         8,559,822       2,527,635                0         83,466,123
                                -----------        ----------      ----------      -----------        -----------

                                $91,336,300        $8,814,699      $2,527,635      $         0        $97,623,364
                                ===========        ==========      ==========      ===========        ===========

Year Ended December 31, 1992:
  Land and improvements         $ 2,636,080        $        0      $        0      $         0        $ 2,636,080
  Buildings                      11,072,227           194,057               0                0         11,266,284
  Machinery and equipment        75,506,912         5,338,870       3,411,846                0         77,433,936
                                -----------        ----------      ----------      -----------        -----------

                                $89,215,219        $5,532,927      $3,411,846      $         0        $91,336,300
                                ===========        ==========      ==========      ===========        ===========

Year Ended December 31, 1991:
  Land and improvements         $ 2,439,717        $  196,363      $        0      $         0        $ 2,636,080
  Buildings                      10,723,194           349,033               0                0         11,072,227
  Machinery and equipment        73,919,042         3,875,323       2,287,453                0         75,506,912
                                -----------        ----------      ----------      -----------        -----------

                                $87,081,953        $4,420,719      $2,287,453      $         0        $89,215,219
                                ===========        ==========      ==========      ===========        ===========

                                           BRENCO, INCORPORATED AND SUBSIDIARIES

                   ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                                                                                            SCHEDULE VI

          COLUMN A               COLUMN B          COLUMN C        COLUMN D          COLUMN E          COLUMN F
          --------               --------          --------        --------          --------          --------
                                 Balance at       Charged to                                           Balance at
                                 Beginning         Costs and                      Other Changes-       End of
       Classification            of Period         Expenses       Retirements      Add (Deduct)         Period
       --------------           -----------       ----------      -----------     --------------      -----------
Year Ended December 31, 1993:
  Buildings and property
   improvements                 $ 5,061,673       $  304,441      $         0     $   555,030 *       $ 5,921,144
  Machinery and equipment        59,387,022        2,698,574        2,505,913    (    555,030)*        59,024,653
                                -----------       ----------      -----------     -----------         -----------

                                $64,448,695       $3,003,015      $ 2,505,913     $         0         $64,945,797
                                ===========       ==========      ===========     ===========         ===========

Year Ended December 31, 1992:
  Buildings and property
   improvements                 $ 4,807,676       $  253,997      $         0     $         0         $ 5,061,673
  Machinery and equipment        60,453,576        2,297,724        3,364,278               0          59,387,022
                                -----------       ----------      -----------     -----------         -----------

                                $65,261,252       $2,551,721      $ 3,364,278     $         0         $64,448,695
                                ===========       ==========      ===========     ===========         ===========

Year Ended December 31, 1991:
  Buildings and property
   improvements                 $ 4,568,867       $  238,809      $         0     $         0         $ 4,807,676
  Machinery and equipment        60,288,902        2,337,225        2,172,551               0          60,453,576
                                -----------       ----------      -----------     -----------         -----------

                                $64,857,769       $2,576,034      $ 2,172,551     $         0         $65,261,252
                                ===========       ==========      ===========     ===========         ===========

* Reclassification

                                           BRENCO, INCORPORATED AND SUBSIDIARIES

                                             VALUATION AND QUALIFYING ACCOUNTS              SCHEDULE VIII

           COLUMN A                      COLUMN B                  COLUMN C                 COLUMN D       COLUMN E
          --------                       --------                  --------                 --------       --------
                                                                   Additions
                                                             ---------------------
                                                              (1)            (2)
                                                             Charged
                                         Balance at          to Cost       Charged                     Balance
                                         Beginning             and         to Other                    at End
          Description                    of Period           Expenses      Accounts     Deductions     of Period
          -----------                    ----------          --------      --------     ----------     ---------
Year Ended December 31, 1993:
  Allowance for doubtful accounts        $  272,132          $ 169,568     $            $  183,103     $  258,597
  Inventory Valuation Allowance                                171,561                                    171,561

                                         $  272,132          $ 341,129     $      0     $  183,103     $  430,158
                                         ==========          =========     =========    ==========     ==========
Year Ended December 31, 1992:
  Allowance for doubtful accounts        $  343,062          $ 120,000     $            $  190,930     $  272,132
  Inventory Valuation Allowance

                                         $  343,062          $ 120,000     $      0     $  190,930     $  272,132
                                         ==========          =========     =========    ==========     ==========
Year Ended December 31, 1991:
  Allowance for doubtful accounts        $  329,424          $ 110,000     $            $   96,362     $  343,062
  Inventory Valuation Allowance

                                         $  329,424          $ 110,000     $      0     $   96,362     $  343,062
                                         ==========          =========     =========    ==========     ==========

    Exhibits 3.1, 3.2, 4.1, 10.1, 10.2, 10.3, 10.4, 10.5, 21 and 23 which are listed under Item 14(a)3 are not included herewith but may be obtained for a fee of $2.00 by writing to:

        Secretary
        Brenco, Incorporated
        One Park West Circle
        Suite 204
        Midlothian, Virginia  23113












































                   BRENCO, INCORPORATED AND SUBSIDIARIES

                      SUBSIDIARIES OF THE REGISTRANT


                                                            EXHIBIT 21


        The Company has the following wholly-owned subsidiaries, incorporated in Virginia and included in the consolidated financial statements:

        Quality Bearing Service of Kentucky, Inc.
        Quality Bearing Service of Missouri, Inc.
        Brenco Holdings, Inc.
        Rail Link, Inc.
        SealTech, Inc.
        Full Steam Ahead Rebuilding, Inc.

        The Company has the following wholly-owned subsidiary, incorporated in California and included in the consolidated financial statements:

        Q.B.S. of California, Inc.

        Rail Link, Inc. has the following wholly-owned subsidiaries, incorporated in Virginia and included in the consolidated financial statements:

        Carolina Coastal Railway, Inc.
        Commonwealth Railway, Inc.
        Carolina and Northwestern Railroad, Inc.




















                                                            EXHIBIT 23

                      CONSENT OF INDEPENDENT AUDITORS


        We consent to the incorporation by reference of our report dated January 31, 1994 in the Company's 1993 Annual Report on Form 10-K, in Post-Effective Amendment No. 2 to Registration Statement No. 2-65364 on Form S-8, Registration Statement No. 33-31361 on Form S-8, Registration Statement No. 33-45650 on Form S-8 of Brenco, Incorporated filed with the Securities and Exchange Commission.


                                         McGLADREY & PULLEN


Richmond, Virginia
March 25, 1994




























