Form 10-Q
period 1994-03-31
BRENCO INC
filed 1994-05-13
CIK 14029

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION


                        Washington, D.C. 20549

                               FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended March 31, 1994

                                  OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From ______to ______

                     Commission file number 0-6839

                         BRENCO, INCORPORATED
        (Exact name of registrant as specified in its charter)

     Virginia                                  #54-0493835
(State of incorporation)             (IRS Employer Identification No.)

 One Park West Circle, Midlothian, VA               23113
(Address of principal executive offices)          (Zip Code)

                            (804) 794-1436
                          (Telephone number)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YESX.  NO_.

      Common stock, par value $1.00 per share: 10,036,180 shares outstanding as of March 31, 1994












































                 BRENCO, INCORPORATED AND SUBSIDIARIES

                       FORM 10-Q__March 31, 1994

                                 INDEX

Part I      Financial Information:                              Page No.

  Item 1.   Financial Statements.
            Consolidated Statements of Income (Unaudited)
            -Three Months Ended March 31, 1994 and 1993 .......    2

            Consolidated Balance Sheets
            -March 31, 1994 (Unaudited) and December 31, 1993..    3 & 4

            Consolidated Statements of Cash Flows (Unaudited)
            -Three Months Ended March 31, 1994 and 1993 .......    5

            Notes to Consolidated Financial Statements ........    6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations................    7


Part II     Other Information:

  Item 6.   Exhibits and Reports on Form 8-K ..................    8


























                                   1


                 BRENCO, INCORPORATED AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME

                              (Unaudited)

                                                                Three Months Ended
                                                                    March 31
                                                               1994           1993
                                                         (Dollar amounts in thousands)
NET SALES . . . . . . . . . . . . . . . . . . . . . . .      $28,124        $25,613

Cost and expenses:
  Cost of goods sold  . . . . . . . . . . . . . . . . .       21,493         19,890
  Administrative and selling expenses . . . . . . . . .        3,215          2,913
                                                              24,708         22,803
  Operating income  . . . . . . . . . . . . . . . . . .        3,416          2,810
  Other income (expense)  . . . . . . . . . . . . . . .     (    143)      (     86)
                                                               3,273          2,724
  Gain on sale of assets  . . . . . . . . . . . . . . .        1,056
  Special charge for environmental expenditures . . . .     (  1,300)
  Income before income taxes  . . . . . . . . . . . . .        3,029          2,724
  Income taxes  . . . . . . . . . . . . . . . . . . . .        1,165          1,049

NET INCOME  . . . . . . . . . . . . . . . . . . . . . .      $ 1,864        $ 1,675
                                                             =======        =======

Net income per share  . . . . . . . . . . . . . . . . .      $   .19        $   .17
Dividends declared per share  . . . . . . . . . . . . .      $   .05        $   .05
Average number of shares outstanding  . . . . . . . . .       10,023          9,874


See accompanying notes to Consolidated Financial Statements.













                                             2

                           BRENCO, INCORPORATED AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                                                                (Unaudited)
                                                                March 31     December 31
                                                                  1994          1993
                                                                    (In thousands)
ASSETS

Current Assets:
  Cash and cash equivalents  . . . . . . . . . . . . . .       $ 5,295         $ 3,582
  Accounts receivable  . . . . . . . . . . . . . . . . .        15,664          14,565
  Inventories:
    Finished goods . . . . . . . . . . . . . . . . . . .         3,823           4,814
    Work in process  . . . . . . . . . . . . . . . . . .        10,140           9,437
    Raw material . . . . . . . . . . . . . . . . . . . .         2,511           1,878
                                                                16,474          16,129
    Less:  Lifo reserve  . . . . . . . . . . . . . . . .         1,586           1,225
                                                                14,888          14,904
  Prepaid expenses . . . . . . . . . . . . . . . . . . .         1,882           1,452
  Deferred income taxes  . . . . . . . . . . . . . . . .         1,933           1,902
  Income taxes recoverable . . . . . . . . . . . . . . .                           668
    TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . .        39,662          37,073

Other Assets - Investments at Cost . . . . . . . . . . .            51              51

Property and Equipment:
  Land and improvements  . . . . . . . . . . . . . . . .         2,777           2,770
  Buildings  . . . . . . . . . . . . . . . . . . . . . .        11,380          11,387
  Machinery and equipment  . . . . . . . . . . . . . . .        83,660          83,466
                                                                97,817          97,623
  Less:  Accumulated depreciation  . . . . . . . . . . .        65,073          64,945

    TOTAL PROPERTY AND
    EQUIPMENT  . . . . . . . . . . . . . . . . . . . . .        32,744          32,678

    TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .       $72,457         $69,802
                                                               =======         =======

See accompanying notes to Consolidated Financial Statements.






                                             3

                           BRENCO, INCORPORATED AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                                                                (Unaudited)
                                                                March 31       December 31
                                                                   1994           1993
                                                                     (In thousands)
       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . .        $ 2,770          $ 3,414
  Dividends payable  . . . . . . . . . . . . . . . . . .            502              500
  Pension  . . . . . . . . . . . . . . . . . . . . . . .            555              455
  Compensated absences . . . . . . . . . . . . . . . . .            662              616
  Accrued liabilities  . . . . . . . . . . . . . . . . .          2,804              747
  Income taxes payable . . . . . . . . . . . . . . . . .            373              151
  Environmental expenditures . . . . . . . . . . . . . .          1,833            2,884

    TOTAL CURRENT
       LIABILITIES . . . . . . . . . . . . . . . . . . .          9,499            8,767


Deferred Income Taxes  . . . . . . . . . . . . . . . . .          2,911            2,746

Long-Term Debt . . . . . . . . . . . . . . . . . . . . .         10,150           10,000


Shareholders' Equity:
  Preferred stock, par value $1 per share,
    authorized 1,000,000 shares; none issued
  Common stock, par value $1 per share,
    authorized 15,000,000 shares; issued
    10,036,180 shares (1993-10,005,345
    shares)  . . . . . . . . . . . . . . . . . . . . . .         10,036           10,005
  Additional paid in capital . . . . . . . . . . . . . .          1,397            1,182
  Retained earnings  . . . . . . . . . . . . . . . . . .         38,464           37,102

    TOTAL SHAREHOLDERS'
       EQUITY  . . . . . . . . . . . . . . . . . . . . .         49,897           48,289

    TOTAL LIABILITIES AND
       EQUITY  . . . . . . . . . . . . . . . . . . . . .        $72,457          $69,802
                                                                =======          =======

See accompanying notes to Consolidated Financial Statements.

                                             4

                           BRENCO, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                                     Three Months Ended
                                                                           March 31
                                                                    1994           1993
                                                                       (In thousands)
Cash Flows from Operations:
  Net Income . . . . . . . . . . . . . . . . . . . . . .        $ 1,864          $ 1,675

  Adjustments to Reconcile Net Income
  to Net Cash Provided by Operations:
    Depreciation . . . . . . . . . . . . . . . . . . . .            909              694
    Gain on sale of assets . . . . . . . . . . . . . . .       (  1,056)
    Deferred income taxes  . . . . . . . . . . . . . . .            134
    Other  . . . . . . . . . . . . . . . . . . . . . . .                        (      9)
  Changes in the following:
    Current assets . . . . . . . . . . . . . . . . . . .       (    686)        (  5,076)
    Current liabilities  . . . . . . . . . . . . . . . .            732            3,336

  Net cash provided by operations  . . . . . . . . . . .          1,897              620

Cash Flows from Investing Activities:
    Acquisition of property and
       equipment . . . . . . . . . . . . . . . . . . . .       (  1,018)        (  2,574)
    Proceeds from sale of property and equipment . . . .          1,098

  Net cash provided by (used in) investing
    activities . . . . . . . . . . . . . . . . . . . . .             80         (  2,574)

Cash Flows from Financing Activities:
    Cash dividends paid  . . . . . . . . . . . . . . . .       (    500)        (    493)
    Employee stock purchases . . . . . . . . . . . . . .             86              112
    Long-term debt . . . . . . . . . . . . . . . . . . .            150

  Net cash (used in) financing
    activities . . . . . . . . . . . . . . . . . . . . .       (    264)        (    381)

  Net increase (decrease) in cash and cash
    equivalents  . . . . . . . . . . . . . . . . . . . .          1,713         (  2,335)

  Cash and cash equivalents at beginning
    of year  . . . . . . . . . . . . . . . . . . . . . .          3,582            6,218

  Cash and cash equivalents at end of quarter  . . . . .        $ 5,295          $ 3,883
                                                                =======          =======

See accompanying notes to Consolidated Financial Statements.
                                             5

                 BRENCO, INCORPORATED AND SUBSIDIARIES

                       FORM 10-Q__March 31, 1994

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 1994, the consolidated statements of income, and the consolidated statements of cash flows for the three months ended March 31, 1994 and March 31, 1993 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1994 and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1993 annual report to shareholders. The results of operations for the period ended March 31, 1994 are not necessarily indicative of the operating results for the full year.

                 BRENCO, INCORPORATED AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



RESULTS OF OPERATIONS:

     Net sales were $28,124,000 for the first three months of 1994, compared to $25,613,000 for the same period last year. These were the highest sales for a quarter in the Company's history. Domestic construction of new freight cars has increased substantially from the prior year. Sales of new bearings for the OEM market were up 78% compared to the first quarter of 1993. In addition, bearing reconditioning was up 48% and third-party contract switching was up 21%, contributing to the record level of sales.

     Net income was $1,864,000, or $.19 per share for the quarter, compared to $1,675,000, or $.17 per share for the comparable period in 1993. Included in the results for the current year is a gain on the sale of assets of $650,000, or $.07 per share and a special charge for environmental expenditures of $800,000, or $.08 per share. Even when excluding the non-reoccurring items, this was the best performance for a quarter in over fourteen years. The increased sales and earnings over the prior year's first quarter were attributable to the greatly increased level of new freight car construction in the U.S., a strong automotive market, and continued growth and improved efficiencies in our reconditioning business. These more than offset a 50% decline in our export sales, which although still excellent by any usual standard, could not compare with the exceptional volume of export shipments in the first quarter of last year.

LIQUIDITY AND CAPITAL COMMITMENTS:

     The 1994 Capital Program is budgeted at $9,613,000, which incorporates $2,890,000 of carryovers from prior years, plus $6,723,000 in new projects approved for 1994. The major project in the 1994 budget is a new reconditioning facility in Little Rock, Arkansas. Construction is scheduled to be completed in the third quarter.

     Cash and cash equivalents were increased by $1,713,000 during the quarter, while working capital increased by $1,857,000 to $30,163,000.

     Management believes that its current cash and cash equivalents, together with expected earnings, will be sufficient to cover both capital and dividend requirements for the balance of 1994.

                 BRENCO, INCORPORATED AND SUBSIDIARIES



Part II       Other Information

  Item 6.   Exhibits and Reports on Form 8-K

       (a)  Exhibits - none
       (b)  Reports on Form 8-K - none

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                               BRENCO, INCORPORATED
                                  (Registrant)

DATED:  May 13, 1994                 BY:  J. Craig Rice
                                          J. Craig Rice
                                          President


DATED:  May 13, 1994                 BY:  Jacob M. Feichtner
                                          Jacob M. Feichtner
                                          Executive Vice President
                                          Secretary and Treasurer