Form 10-Q
period 1994-06-30
BRENCO INC
filed 1994-08-11
CIK 14029

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION



                        Washington, D.C. 20549


                               FORM 10-Q



         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                OF THE SECURITIES EXCHANGE ACT OF 1934



             For the Quarterly Period Ended June 30, 1994



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



                                  YESX.  NO_.



      Common stock, par value $1.00 per share:  10,052,072 shares outstanding as of June 30, 1994

























































































                 BRENCO, INCORPORATED AND SUBSIDIARIES



                       FORM 10-Q__June 30, 1994



                                 INDEX



Part I      Financial Information:                              Page No.



  Item 1.   Financial Statements.

            Consolidated Statements of Income (Unaudited)

            -Three Months and Six Months Ended

               June 30, 1994 and 1993...........................   2



            Consolidated Balance Sheets

            -June 30, 1994 (Unaudited) and December 31, 1993....   3 & 4



            Consolidated Statements of Cash Flows (Unaudited)

            -Three Months and Six Months Ended

               June 30, 1994 and 1993...........................   5



            Notes to Consolidated Financial Statements..........   6



  Item 2.   Management's Discussion and Analysis of Financial

            Condition and Results of Operations.................   7



Part II     Other Information:



  Item 1.   Legal Proceedings...................................   8



  Item 4.   Submission of Matters to a Vote of Security Holders.   8 & 9



  Item 6.   Exhibits and Reports on Form 8-K....................   10











































                           BRENCO, INCORPORATED AND SUBSIDIARIES



                             CONSOLIDATED STATEMENTS OF INCOME



                                        (Unaudited)




                                            Three Months Ended        Six Months Ended

                                                  June 30                  June 30

                                             1994         1993         1994         1993

                                                    (Dollar amounts in thousands)


NET SALES . . . . . . . . . . . . . . .    $ 29,741     $ 27,427     $ 57,865     $ 53,040





Costs and expenses:

  Cost of goods sold. . . . . . . . . .      22,341       21,360       43,834       41,250

  Administrative and selling expenses .       3,259        3,042        6,474        5,955



                                             25,600       24,402       50,308       47,205



  Operating income. . . . . . . . . . .       4,141        3,025        7,557        5,835

  Other income (expense). . . . . . . .           8    (     153)   (     135)   (     239)

                                              4,149        2,872        7,422        5,596



  Gain on sale of assets. . . . . . . .                                 1,056

  Special charge for environmental

    expenditures. . . . . . . . . . . .   (     190)                (   1,490)

  Income before income taxes. . . . . .       3,959        2,872        6,988        5,596

  Income taxes. . . . . . . . . . . . .       1,602        1,105        2,767        2,154



NET INCOME. . . . . . . . . . . . . . .    $  2,357     $  1,767     $  4,221     $  3,442

                                           ========     ========     ========     ========



Net income per share. . . . . . . . . .    $    .23     $    .18     $    .42     $    .35

Dividends declared per share. . . . . .    $    .05     $    .05     $    .10     $    .10

Average number of shares

  outstanding . . . . . . . . . . . . .      10,043        9,910       10,033        9,894






See accompanying notes to Consolidated Financial Statements.



















                           BRENCO, INCORPORATED AND SUBSIDIARIES



                                CONSOLIDATED BALANCE SHEETS


                                                              June 30     December 31

                                                               1994          1993

                                                            (Unaudited)

                                                                 (In thousands)


ASSETS



Current Assets:

  Cash and cash equivalents. . . . . . . . . . . . . .        $  7,419    $  3,582

  Accounts receivable. . . . . . . . . . . . . . . . .          15,029      14,565

  Inventories:

    Finished goods . . . . . . . . . . . . . . . . . .           4,214       4,814

    Work in process. . . . . . . . . . . . . . . . . .           8,784       9,437

    Raw material . . . . . . . . . . . . . . . . . . .           3,462       1,878

                                                                16,460      16,129

    Less:  Lifo reserve. . . . . . . . . . . . . . . .           1,586       1,225

                                                                14,874      14,904

  Prepaid expenses . . . . . . . . . . . . . . . . . .           1,776       1,452

  Deferred income taxes. . . . . . . . . . . . . . . .           1,627       1,902

  Income taxes recoverable . . . . . . . . . . . . . .             434         668





       TOTAL CURRENT ASSETS. . . . . . . . . . . . . .          41,159      37,073



Other Assets - Investments at Cost . . . . . . . . . .              51          51



Property and Equipment:

  Land and improvements. . . . . . . . . . . . . . . .           2,803       2,770

  Buildings. . . . . . . . . . . . . . . . . . . . . .          11,397      11,387

  Machinery and equipment. . . . . . . . . . . . . . .          83,507      83,466

                                                                97,707      97,623

  Less:  Accumulated depreciation. . . . . . . . . . .          64,942      64,945

    TOTAL PROPERTY AND

    EQUIPMENT. . . . . . . . . . . . . . . . . . . . .          32,765      32,678



    TOTAL ASSETS . . . . . . . . . . . . . . . . . . .        $ 73,975    $ 69,802

                                                              ========    ========




See accompanying notes to Consolidated Financial Statements.

















                           BRENCO, INCORPORATED AND SUBSIDIARIES



                                CONSOLIDATED BALANCE SHEETS


                                                               June 30     December 31

                                                                 1994          1993

                                                              (Unaudited)

                                                                   (In thousands)


LIABILITIES AND SHAREHOLDERS' EQUITY



Current Liabilities:

  Accounts payable. . . . . . . . . . . . . . . . . . .       $  3,338    $  3,414

  Dividends payable . . . . . . . . . . . . . . . . . .            502         500

  Pension . . . . . . . . . . . . . . . . . . . . . . .            667         455

  Compensated absences. . . . . . . . . . . . . . . . .            631         616

  Accrued liabilities . . . . . . . . . . . . . . . . .          2,654         747

  Income taxes payable. . . . . . . . . . . . . . . . .             24         151

  Environmental expenditures. . . . . . . . . . . . . .            303       2,884



       TOTAL CURRENT

         LIABILITIES. . . . . . . . . . . . . . . . . .          8,119       8,767



Deferred Income Taxes . . . . . . . . . . . . . . . . .          3,027       2,746



Long-Term Debt. . . . . . . . . . . . . . . . . . . . .         10,974      10,000



Shareholders' Equity:

  Preferred stock, par value $1 per share,

    authorized 1,000,000 shares; none issued

  Common stock, par value $1 per share,

    authorized 15,000,000 shares; issued

    10,052,072 shares (1993 - 10,005,345

    shares) . . . . . . . . . . . . . . . . . . . . . .         10,052      10,005

  Additional paid in capital. . . . . . . . . . . . . .          1,484       1,182

  Retained earnings . . . . . . . . . . . . . . . . . .         40,319      37,102



       TOTAL SHAREHOLDERS'

         EQUITY . . . . . . . . . . . . . . . . . . . .         51,855      48,289





       TOTAL LIABILITIES AND

         EQUITY . . . . . . . . . . . . . . . . . . . .       $ 73,975    $ 69,802

                                                              ========    ========




See accompanying notes to Consolidated Financial Statements.









                           BRENCO, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        (Unaudited)



                                            Three Months Ended          Six Months Ended

                                                  June 30                   June 30

                                             1994         1993         1994         1993

                                                      (In thousands)


Cash Flows from Operations:

  Net Income. . . . . . . . . . . . . . .  $  2,357     $  1,767     $  4,221     $  3,442

  Adjustments to Reconcile Net Income to

  Net Cash Provided by Operations:

       Depreciation . . . . . . . . . . .       976          701        1,885        1,395

       Gain on sale of assets . . . . . .                           (   1,056)

       Deferred income taxes. . . . . . .       422                       556

       Other. . . . . . . . . . . . . . .              (      51)                (      60)

  Changes in the following:

       Current assets . . . . . . . . . .       331        3,167    (     355)   (   1,909)

       Current liabilities. . . . . . . . (   1,381)   (   1,223)   (     649)       2,113



  Net cash provided by operations . . . .     2,705        4,361        4,602        4,981



Cash Flows from Investing Activities:

  Acquisition of property and

       equipment. . . . . . . . . . . . . (     996)   (   2,819)   (   2,014)   (   5,393)

  Proceeds from sale of property and

       equipment. . . . . . . . . . . . .                      3        1,098            3

  Other Investments . . . . . . . . . . .              (      51)                (      51)



  Net cash provided by (used in) investing

       activities . . . . . . . . . . . . (     996)   (   2,867)   (     916)   (   5,441)



Cash Flows from Financing Activities:

       Cash dividends paid. . . . . . . . (     502)   (     494)   (   1,002)   (     987)

       Employee stock purchases . . . . .        93          280          179          392

       Long-term debt . . . . . . . . . .       824                       974



  Net cash provided by (used in) financing

       activities . . . . . . . . . . . .       415    (     214)         151    (     595)



  Net increase (decrease) in cash and

       cash equivalents . . . . . . . . .     2,124        1,280        3,837    (   1,055)



  Cash and cash equivalents at

       beginning of quarter - year. . . .     5,295        3,883        3,582        6,218



  Cash and cash equivalents at

       end of quarter . . . . . . . . . . $   7,419    $   5,163    $   7,419    $   5,163

                                          ==========   =========    =========    =========


See accompanying notes to Consolidated Financial Statements.

                 BRENCO, INCORPORATED AND SUBSIDIARIES



                       FORM 10-Q  June 30, 1994



              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







The consolidated balance sheet as of June 30, 1994, the consolidated statements of income, and the consolidated statements of cash flows for the three months and six months ended June 30, 1994 and June 30,

1993 have been prepared by the Company, without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at

June 30, 1994 and the results of operations and cash flows for all periods presented have been made.



Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1993 annual report to shareholders.  The results of operations for the periods ended June 30, 1994 are not necessarily indicative of the operating results for the full year.

                 BRENCO, INCORPORATED AND SUBSIDIARIES





Item 2.     Management's Discussion and Analysis of Financial Condition

            and Results of Operations.









RESULTS OF OPERATIONS:



     Net sales were $57,865,000 for the first six months of 1994,

compared to $53,040,000 for the same period last year, an increase of

9.1%.  For the quarter just ended, sales were $29,741,000, compared to

$27,427,000 for the same quarter in 1993, an increase of 8.4%.  These were the highest sales for a quarter and six months in the Company's history.  Bearing reconditioning services were up 43.4% while export shipments were below last year's record setting pace established through strong sales early in the year.



     Net income was $4,221,000 or $.42 per share for the first six months, compared to $3,442,000 or $.35 per share for the comparable period in 1993, an increase of 22.6%.  For the second quarter, net income was $2,357,000 or $.23 per share, compared to $1,767,000 or $.18 per share for the same quarter of 1993, an increase of 33.4%.  Most lines of business are enjoying record volumes as well as improved operating results.  This was the best six months of earnings for your company in over fourteen years.



FINANCIAL CONDITION:



     Cash and cash equivalents were up $2,124,000 for the quarter and

$3,837,000 since the beginning of the year.  Working capital at the end of the second quarter was $32,925,000, compared to $28,307,000 at last year end, an increase of $4,618,000.  Inventories are down $30,000 since the year end.  Progress is being made in our efforts to decrease inventories while supporting increased sales volumes.



     Management believes that its current cash and cash equivalents,

together with earnings, are sufficient to cover both capital and dividend requirements for the balance of the year.  The cleanup of the old Puddledock foundry site has been completed, and substantially all the environmental expenditures have been paid.  We believe this project is at last behind us.

                 BRENCO, INCORPORATED AND SUBSIDIARIES







Part II  Other Information



  Item 1.   Legal Proceedings



       On June 16, 1994, Brenco and four of its subsidiaries filed suit in the United States District Court for the Eastern District of Virginia

against Roller Bearing Industries, Inc. ("RBI").  Brenco alleges that

RBI violated unfair competition provisions of the Lanham Act and engaged in common law fraud and unfair competition.  The claims arise out of

RBI's remanufacture of certain freight car roller bearing raceway components in contravention of rules established by the American

Association of Railroads, and its passing off of those remanufactured components as Brenco products.  Brenco seeks compensatory damages in the sum of at least $16 million and punitive damages in the sum of $25 million.



       RBI has filed a counterclaim in the action, alleging violations of the Sherman and Clayton Acts and the Virginia Antitrust Act, tortious interference with contract, and defamation.  RBI seeks compensatory and punitive damages in excess of $30 million.  Brenco believes that RBI's claims are without merit and does not anticipate that they will have any material impact upon Brenco's financial condition.



  Item 4.   Submission of Matters to a Vote of Security Holders



       (a)  At the Annual Meeting of Shareholders of the Company held on

April 21, 1994, 8,541,171 of the Company's 10,037,572 outstanding shares were present in person or by proxy and entitled to vote, which constituted a quorum.



       (b)  At the Annual Meeting, the following nominees were elected to serve until the 1995 Annual Meeting:





       Jacob M. Feichtner

       Steven M. Johnson

       John C. Kenny

       J. Craig Rice

       James M. Wells III

       Needham B. Whitfield

       Frederic W. Yocum, Jr.





       (c)  At the Annual Meeting the following matters were voted upon and received the vote set forth below:

            (1)  Election of Directors.  Provided that a quorum is

present, the nominees receiving the greatest number of votes cast are elected as directors and, as a result in tabulating the vote, votes withheld have no effect upon the election of directors.  Each nominee for director was elected, having received the following vote:



                           FOR                 WITHHELD



  Nominee



  Jacob M. Feichtner       8,535,240           5,931

  Steven M. Johnson        8,535,416           5,755

  John C. Kenny            8,535,616           5,555

  J. Craig Rice            8,535,262           5,909

  James M. Wells III       8,533,116           8,055

  Needham B. Whitfield     8,535,462           5,709

  Frederic W. Yocum, Jr.   8,535,616           5,555





            (2)      Approval of designation of McGladrey & Pullen as

independent auditors for the current year.  Provided that a quorum is present, ratification of the auditors requires the affirmative vote of a majority of the votes cast, and as a result, in tabulating the vote,

abstentions do not have the effect of working against ratification.

Designation of the auditors was approved, having received the following vote:





       FOR:                               8,521,717

       AGAINST:                               3,938

       ABSTAIN:                              15,516



            (3)      Approval of an amendment to the 1987 Restricted

Stock Plan authorizing an additional 100,000 shares of Common Stock for issuance under the Plan.  Provided that a quorum is present, approval of the amendment to the Plan requires the affirmative vote of a majority of the shares present in person or by proxy and entitled to vote and, as a result, in tabulating the vote, abstentions have the effect of a vote against the amendment and broker non-votes have no effect.  The amendment to the Plan was approved, having received the following vote,

with the number of broker non-votes indicated:



       FOR:                               8,457,012

       AGAINST:                              32,775

       ABSTAIN:                              51,384

       BROKER NON-VOTES:                        -0-

  Item 6.   Exhibits and Reports on Form 8-K



       (a)  Exhibits - none

       (b)  Reports on Form 8-K filed during the quarter - none

                             SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                BRENCO, INCORPORATED

                                   (Registrant)



DATED:  August  11, 1994           BY:  J. Craig Rice

                                        J. Craig Rice

                                         President





DATED:  August  11, 1994           BY:  Jacob M. Feichtner

                                        Jacob M. Feichtner

                                        Executive Vice President

                                        Secretary and Treasurer