Form 10-Q
period 1994-09-30
BRENCO INC
filed 1994-11-09
CIK 14029

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION


                        Washington, D.C. 20549

                               FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended September 30, 1994

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

                                  YESX.  NO_.

      Common stock, par value $1.00 per share:  10,065,572 shares outstanding as of September 30, 1994

                 BRENCO, INCORPORATED AND SUBSIDIARIES

                     FORM 10-Q__September 30, 1994

                                 INDEX

Part I      Financial Information:                              Page No.

  Item 1.   Financial Statements.
            Consolidated Statements of Income (Unaudited)
            -Three Months and Nine Months Ended
               September 30, 1994 and 1993.....................    2

            Consolidated Balance Sheets
            -September 30, 1994 (Unaudited) and
               December 31, 1993...............................    3 & 4

            Consolidated Statements of Cash Flows (Unaudited)
            -Three Months and Nine Months Ended
               September 30, 1994 and 1993.....................    5

            Notes to Consolidated Financial Statements.........    6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations................    7


Part II     Other Information:

  Item 6.   Exhibits and Reports on Form 8-K...................    8

                           BRENCO, INCORPORATED AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF INCOME

                                        (Unaudited)

                                             Three Months Ended        Nine Months Ended
                                               September 30              September 30
                                             1994         1993         1994         1993
                                                    (Dollar amounts in thousands)

NET SALES . . . . . . . . . . . . . . .    $ 29,042     $ 22,914     $ 86,907     $ 75,954


Costs and expenses:
  Cost of goods sold. . . . . . . . . .      22,037       17,983       65,871       59,233
  Administrative and selling expenses .       3,359        2,932        9,833        8,887

                                             25,396       20,915       75,704       68,120

  Operating income. . . . . . . . . . .       3,646        1,999       11,203        7,834
  Other income (expense). . . . . . . .          22    (     117)   (     113)   (     356)
                                              3,668        1,882       11,090        7,478

  Gain on sale of assets. . . . . . . .                                 1,056
  Special charge for environmental
    expenditures. . . . . . . . . . . .                             (   1,490)
  Income before income taxes. . . . . .       3,668        1,882       10,656        7,478
  Income taxes. . . . . . . . . . . . .       1,450          724        4,217        2,878

NET INCOME. . . . . . . . . . . . . . .    $  2,218     $  1,158     $  6,439     $  4,600
                                           ========     ========     ========     ========

Net income per share. . . . . . . . . .    $    .22     $    .11     $    .64     $    .46
Dividends declared per share. . . . . .    $    .06     $    .05     $    .16     $    .15
Average number of shares
  outstanding . . . . . . . . . . . . .      10,059        9,981       10,041        9,923


See accompanying notes to Consolidated Financial Statements.





                           BRENCO, INCORPORATED AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                                                                 September 30   December 31
                                                                     1994         1993
                                                                 (Unaudited)
                                                                       (In thousands)
ASSETS

Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . .         $  8,531        $  3,582
  Accounts receivable. . . . . . . . . . . . . . . . . .           15,872          14,565
  Inventories:
    Finished goods . . . . . . . . . . . . . . . . . . .            4,137           4,814
    Work in process. . . . . . . . . . . . . . . . . . .            9,082           9,437
    Raw material . . . . . . . . . . . . . . . . . . . .            3,225           1,878
                                                                   16,444          16,129
    Less:  Lifo reserve. . . . . . . . . . . . . . . . .            1,586           1,225
                                                                   14,858          14,904
  Prepaid expenses . . . . . . . . . . . . . . . . . . .            1,431           1,452
  Deferred income taxes. . . . . . . . . . . . . . . . .            1,552           1,902
  Income taxes recoverable . . . . . . . . . . . . . . .              245             668

       TOTAL CURRENT ASSETS. . . . . . . . . . . . . . .           42,489          37,073

Other Assets - Investments at Cost . . . . . . . . . . .               51              51

Property and Equipment:
  Land and improvements. . . . . . . . . . . . . . . . .            2,803           2,770
  Buildings. . . . . . . . . . . . . . . . . . . . . . .           11,690          11,387
  Machinery and equipment. . . . . . . . . . . . . . . .           84,346          83,466
                                                                   98,839          97,623
  Less:  Accumulated depreciation. . . . . . . . . . . .           64,731          64,945
    TOTAL PROPERTY AND
    EQUIPMENT. . . . . . . . . . . . . . . . . . . . . .           34,108          32,678

    TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .         $ 76,648        $ 69,802
                                                                 ========        ========

See accompanying notes to Consolidated Financial Statements.




                           BRENCO, INCORPORATED AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                                                               September 30   December 31
                                                                  1994           1993
                                                               (Unaudited)
                                                                     (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . .         $  3,936       $  3,414
  Dividends payable . . . . . . . . . . . . . . . . . .              604            500
  Pension . . . . . . . . . . . . . . . . . . . . . . .              794            455
  Compensated absences. . . . . . . . . . . . . . . . .              550            616
  Accrued liabilities . . . . . . . . . . . . . . . . .            2,922            747
  Income taxes payable. . . . . . . . . . . . . . . . .              190            151
  Environmental expenditures. . . . . . . . . . . . . .               58          2,884

       TOTAL CURRENT
            LIABILITIES . . . . . . . . . . . . . . . .            9,054          8,767

Deferred Income Taxes . . . . . . . . . . . . . . . . .            3,059          2,746

Long-Term Debt. . . . . . . . . . . . . . . . . . . . .           10,947         10,000

Shareholders' Equity:
  Preferred stock, par value $1 per share,
    authorized 1,000,000 shares; none issued
  Common stock, par value $1 per share,
    authorized 15,000,000 shares; issued
    10,065,572 shares (1993 - 10,005,345
    shares) . . . . . . . . . . . . . . . . . . . . . .           10,066         10,005
  Additional paid in capital. . . . . . . . . . . . . .            1,589          1,182
  Retained earnings . . . . . . . . . . . . . . . . . .           41,933         37,102

       TOTAL SHAREHOLDERS'
         EQUITY . . . . . . . . . . . . . . . . . . . .           53,588         48,289


       TOTAL LIABILITIES AND
         EQUITY . . . . . . . . . . . . . . . . . . . .         $ 76,648       $ 69,802
                                                                ========       ========


See accompanying notes to Consolidated Financial Statements.
                                             4

                           BRENCO, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                            Three Months Ended         Nine Months Ended
                                                September 30              September 30
                                             1994         1993         1994         1993
                                                            (In thousands)
Cash Flows from Operations:
  Net Income. . . . . . . . . . . . . . .  $  2,218     $  1,158     $  6,439     $  4,600

  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operations:
       Depreciation . . . . . . . . . . .       974          816        2,859        2,211
       Gain on sale of assets . . . . . .         2                 (   1,054)
       Deferred income taxes. . . . . . .       108                       664
       Other. . . . . . . . . . . . . . .                     12                 (      48)
  Changes in the following:
       Current assets . . . . . . . . . . (     292)          23    (     647)   (   1,886)
       Current liabilities. . . . . . . .       832        1,488          183        3,601

  Net cash provided by operations . . . .     3,842        3,497        8,444        8,478

Cash Flows from Investing Activities:
  Acquisition of property and
       equipment. . . . . . . . . . . . . (   2,325)   (   2,038)   (   4,339)   (   7,431)
  Proceeds from sale of property and
       equipment. . . . . . . . . . . . .         6            7        1,104           10
  Other investments . . . . . . . . . . .                                        (      51)

  Net cash provided by (used in) investing
       activities . . . . . . . . . . . . (   2,319)   (   2,031)   (   3,235)   (   7,472)

Cash Flows from Financing Activities:
       Cash dividends paid. . . . . . . . (     503)   (     497)   (   1,505)   (   1,484)
       Employee stock purchases . . . . .       119          373          298          765
       Long-term debt . . . . . . . . . . (      27)                      947

  Net cash provided by (used in) financing
       activities . . . . . . . . . . . . (     411)   (     124)   (     260)   (     719)

  Net increase (decrease) in cash and
       cash equivalents . . . . . . . . .     1,112        1,342        4,949          287

  Cash and cash equivalents at
       beginning of quarter - year. . . .     7,419        5,163        3,582        6,218

  Cash and cash equivalents at
       end of quarter . . . . . . . . . . $   8,531    $   6,505    $   8,531    $   6,505
                                          =========    =========    =========    =========

See accompanying notes to Consolidated Financial Statements.
                                             5


                 BRENCO, INCORPORATED AND SUBSIDIARIES

                     FORM 10-Q  September 30, 1994

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The consolidated balance sheet as of September 30, 1994, the consolidated statements of income, and the consolidated statements of cash flows for the three months and nine months ended September 30, 1994 and September 30, 1993 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1994 and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1993 annual report to shareholders. The results of operations for the periods ended September 30, 1994 are not necessarily indicative of the operating results for the full year.

                 BRENCO, INCORPORATED AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS:

     Net sales were $86,907,000 for the first nine months of 1994, compared to $75,954,000 for the same period last year, an increase of 14%. For the third quarter, sales were $29,042,000, compared to $22,914,000 for the same quarter in 1993, an increase of 27%. The higher sales were attributable to the continued strength in domestic railcar construction, and virtually ensures a record sales year for Brenco in 1994.

     Net income was $6,439,000 or $.64 per share for the first nine months, compared to $4,600,000 or $.46 per share for the comparable period in 1993, an increase of 40%. For the quarter just ended, net income was $2,218,000 or $.22 per share, compared to $1,158,000 or $.11 per share for the same quarter of last year. The increase is attributable to record third-quarter volume, with railroad products up 32% over the prior year's third quarter. Overall, operating results were excellent during a quarter that traditionally has been our weakest quarter of the year. The third-quarter results and the nine-months earnings were the company's best performance in the last fourteen years.


FINANCIAL CONDITION:

     Cash and cash equivalents were up $1,112,000 for the quarter and $4,949,000 since the beginning of the year. Working capital at the end of the third quarter was $33,435,000, compared to $28,307,000 at last year end, an increase of $5,128,000, mostly in cash.

     The quarterly cash dividend, payable in October, was increased to six cents per share in August. Quarterly dividends had been at the rate of five cents per share since the first quarter of 1989.

     Management believes that its current cash and cash equivalents, together with anticipated earnings, are sufficient to cover both capital and dividend requirements.

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




                                BRENCO, INCORPORATED
                                   (Registrant)

DATED:  November 9, 1994           BY:  J. Craig Rice
                                        J. Craig Rice
                                        President


DATED:  November 9, 1994           BY:  Jacob M. Feichtner
                                        Jacob M. Feichtner
                                        Executive Vice President
                                        Secretary and Treasurer