Form 10-K/A
period 1993-12-31
BRENCO INC
filed 1995-03-22
CIK 14029

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-K/A
                                     Amendment No. 1

      (Mark One)
         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    for the fiscal year ended December 31, 1993

                                           OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                            Commission File Number 0-6839

                                 BRENCO, INCORPORATED

               (Exact name of registrant as specified in its charter)

             Virginia                                       54-0493835

      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                      Identification No.)

        One Park West Circle
        Midlothian, Virginia                                    23113

      (Address of principal executive                         (Zip Code)
               offices)


Registrant's telephone number, including area code           (804) 732-0202

Securities registered pursuant to Section 12(b) of the Act:


                                                        Name of Each Exchange on
          Title of Each Class                              Which Registered

                 None                                            None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                       [X]

     As of February 25, 1994, there were 10,037,572 shares of common stock outstanding and the aggregate market value of common stock of Brenco, Incorporated held by nonaffiliates was approximately $75 million.

     The undersigned registrant hereby amends Part IV, Item 14(a)(3) of its Report on Form 10-K for the year ended December 31, 1993 to file in electronic format exhibit numbers 3.2, 10.3, 10.5 and 13 which were previously filed in hardcopy under cover of Form SE dated March 25, 1994. The exhibit index has been amended to reflect that the foregoing exhibits are filed herewith. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the complete text of Item 14 is included herein although the only portions of that Item amended by this Amendment No. 1 are described above.

                                               PART IV

  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K:

  (a)   1.    Financial Statements:

        The following statements are incorporated in Part II, Item 8 by reference to the Brenco Annual Report to Shareholders (page references are to page numbers in the Brenco Annual Report):

                                                                 Page Number

    Independent Auditor's Report                                     16

    Consolidated Balance Sheets as of
         December 31, 1993 and 1992                                  11

    Consolidated Statements of Income for
         the three years ended December 31, 1993,
         1992 and 1991                                                9

    Consolidated States of Shareholders' Equity
         for the three years ended December 31, 1993,
         1992 and 1991                                               10

    Consolidated Statements of Cash Flows for the
         three years ended December 31, 1993, 1992
         and 1991                                                    12

    Notes to Consolidated Financial Statements                      13-15


  (a)   2.    Financial Statement Schedules:

        The following schedules are included in Part IV of this report:

        Independent Auditor's Report on Financial Statement Schedules

        V. Property, Plant and Equipment for years ended December 31, 1993, 1992 and 1991

        VI. Accumulated Depreciation and Amortization of Property, Plant and Equipment for years ended December 31, 1993, 1992 and 1991.

        VIII. Valuation and Qualifying Accounts for years ended December 31, 1993, 1992 and 1991.

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

        10.3 Employment Agreement dated as of September 8, 1983, between the Company and Robert V. Lawrence.

        10.4 1987 Restricted Stock Plan of the Company (incorporated herein by reference to the Company's Proxy Statement for the 1987 Annual Meeting of Stockholders dated March 13, 1987).

        10.5  1988 Stock Option Plan of the Company, as amended.

        13. Portions of the 1993 Annual Report to Shareholders which are incorporated by reference into this Report on Form 10-K.

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

        Employment Agreement dated as of September 8, 1983, between the Company and Robert V. Lawrence - Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

        1987 Restricted Stock Plan of the Company - Exhibit A to the Company's Proxy Statement for the 1987 Annual Meeting of Stockholders dated March 13, 1987.

        1988 Stock Option Plan of the Company, as amended April 15, 1993 -
Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

        (b)   Reports on Form 8-K

        There were no reports on Form 8-K for the three months ended December 31, 1993.

                                      SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BRENCO, INCORPORATED



      March 22, 1995                          BY: /s/ Jacob M. Feichtner
                                                      Jacob M. Feichtner
                                                   Executive Vice President
                                                    Secretary and Treasurer

                                                              Exhibit 3.2





                                      BYLAWS OF

                                BRENCO, INCORPORATED
                                    (As Amended)



                                      ARTICLE I

                                    Shareholders


              Section 1.  Annual Meeting.  A meeting of the shareholders shall be held annually at the principal office of the Corporation,

         or such other place within the State of Virginia as the Board of

         Directors may determine, at 3:30 o'clock p.m., on the third

         Thursday in April, for the purpose of electing directors, and for the transaction of any other business authorized or required to be transacted by the shareholders.

              Section 2.  Notice.  Written notice of the date, time and

         place of the meeting and, in the case of a special meeting (or if required by law, the articles of incorporation or these bylaws),

         the purpose or purposes for which the meeting is called shall be given to each shareholder entitled to vote at the meeting.  Such notice shall be given either by personal delivery or by mail, by or at the direction of the officer or persons calling the meeting,

         not more than 60 days nor less than ten days before the date of the meeting (except that such notice shall be given to each shareholder, whether or not entitled to vote, not less than 25 days before a meeting called to act on an amendment to the articles of incorporation, a plan of merger or share exchange, a proposed sale, lease, exchange or other disposition of all, or substantially all, of the property of the Corporation other than in the usual and regular course of business, or the dissolution of the Corporation, which notice shall be accompanied by a copy of the proposed amendment, plan of merger or share exchange,

         agreement of sale or plan of dissolution, as the case may be).

         Notice to a shareholder shall be deemed given when mailed postage prepaid, correctly addressed, to the shareholder at his address as shown in the current record of shareholders of the Corporation.

              Section 3.  Special Meetings.  Except as otherwise

         specifically provided by law, a special meeting of the

         shareholders shall be held only upon the call of the Chairman of the Board, the President or the Board of Directors.

              Section 4.  Quorum and Voting.  A quorum at any meeting of shareholders shall be a majority of the votes entitled to be cast,

         represented in person or by proxy.  If a quorum exists, action on a matter is approved by a majority of the votes cast within the voting group, unless a greater vote is required by law or the articles of incorporation (except that in elections of directors,

         those receiving the greatest number of votes shall be elected even though less than a majority).

              Section 5.  Order of Business.  The order of business at all meetings of shareholders, unless changed by the meeting, shall be as follows:

                   (1)  Reading of Proof of Notice

                   (2)  Appointment of Tellers

                   (3)  Ascertained of Quorum
                        (A quorum being present)

                   (4)  Reading of minutes of preceding
                        meeting and action thereon

                   (5)  Reports of Officers

                   (6)  Reports of Committees

                   (7)  Election of Directors

                   (8)  Unfinished Business

                   (9)  New Business

              Section 6.  Adjournments.  A majority of the votes entitled to be cast at any meeting, represented in person or by proxy, even though less than a quorum, may adjourn the meeting to a fixed time and place.  If a meeting of the shareholders is adjourned to a date more than 120 days after the date fixed for the original meeting, notice of the adjourned meeting shall be given as in the case of the original meeting.  If a meeting is adjourned for less than 120 days, no notice of the date, time or place of the adjourned meeting or, in the case of a special meeting, the purpose or purposes for which the meeting is called, need be given other than by announcement at the meeting at which the adjournment is taken, prior to such adjournment.  If a quorum shall be present at any adjourned meeting, any business may be transacted which might have been transacted if a quorum had been present at the meeting as originally called.

              Section 7.  Organization.  The Chairman of the Board or, in

         his absence, the President, shall call the meeting of the

         shareholders to order and shall act as Chairman of the meeting.

         The Chairman shall appointment tellers for the purpose of

         ascertaining the representation, in person and by proxy, of stock entitled to vote at said meeting and for the purpose of counting the votes when ballots are taken. All reports of the tellers shall be filed with the Secretary of the meeting.

              Section 8.  Secretary.  The Secretary of the Corporation, or

         some person appointed by the Chairman, shall act as Secretary of all meetings of the shareholders.

              Section 9.  Voting Entitlement of Shares.  At all meetings of the shareholders, shareholders shall be entitled to vote, either in person or by proxy duly appointed by an instrument in writing,

         subscribed by such shareholder or by his authorized attorney-in-

         fact; at all meetings each shareholder shall have one vote for each share of stock entitled under the provisions of the charter to voting rights which may be registered in his name upon the books of the Corporation on the day preceding that on which the transfer books may be closed by order of the Board of Directors;

         or on the day which may be designated by the Board of Directors as the record date of determining the shareholders entitled to notice of and to vote at such meeting.



                                     ARTICLE II

                                 Board of Directors


              Section 1.  Number.  The business and affairs of the

         Corporation shall be managed and controlled by a Board of

         Directors, seven in number, which number may be altered from time to time by amendment of these Bylaws.

              Section 2.  Term of Office.  Each director shall serve for the term of one year and until his successor shall have been duly chosen and qualified, unless sooner removed.

              Section 3.  Vacancies.  Any vacancy in the Board of Directors

         (including any vacancy resulting from an increase in the number of directors) may be filled by the affirmative vote of a majority of the remaining directors, even though less than a quorum, unless sooner filled by the shareholders.

              Section 4.  Place of Meeting, Etc.  The directors may hold their meetings and may have an office at such place or places in the State of Virginia, or outside the State of Virginia, as the

         Board from time to time determine.

              Section 5.  First Meeting of the Board.  Immediately

         following the annual meeting of shareholders, the newly elected directors shall meet for the purpose of organization, the election of officers and the transaction of other business, and if a majority of the directors be present at such place and time, no prior notice of such meeting shall be required to be given to the directors.

              Section 6.  Meetings.  Regular meetings of the Board may be held at such time or times as may be fixed by the directors and special meetings shall be held whenever called by the directors or the President or by any two of the directors for the time being in office.  Unless otherwise specified in the notice thereof, any and all business may be transacted at a special meeting.  The Board of

         Directors may permit any or all directors to participate in a meeting of the directors by, or conduct the meeting through the use of, conference telephone or any other means of communication by which all directors participating may simultaneously hear each other during the meeting. A director participating in a meeting by such means shall be deemed to be present in person at the meet-

         ing.  When a meeting is so conducted, a written record shall be made of the action taken at such meeting.

              Section 7.  Notice of Meetings.  The Secretary shall give

         notice to each director of all meetings, regular or special, by mailing, telegraphing or telephoning the same at least two days before the meeting.  If every director shall be present at any meeting, any business may be transacted without any previous notice.

              Section 8.  Quorum.  A majority of the directors shall

         constitute a quorum for the transaction of business, but a majority of those present at the time and place of any regular or special meeting, although less than a quorum, may adjourn the same from time to time, without further notice, until a quorum be had.

         The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of

         Directors.

              Section 9.  Order of Business.  The Board of Directors may

         from time to time determine the order of business at their meetings.  The usual order of business at such meeting shall be as follows:

                   (1)  Roll Call (a quorum being present)

                   (2)  Reading of minutes of preceding
                        meeting and action thereon

                   (3)  Reports of Officers

                   (4)  Reports of Committees

                   (5)  Unfinished Business

                   (6)  New Business

              Section 10.  Chairman.  The Chairman of the Board, or, in his

         absence, the Vice-Chairman of the Board, shall preside at all meetings of the Board of Directors.  In the absence of the

         Chairman and Vice-Chairman, a Chairman, chosen by the directors present, shall preside and the Chairman shall appoint a Secretary for the meeting.

              Section 11.  Unanimous Consent in Lieu of Meeting.  Any

         action required by law or which may be taken at the meeting of the directors, may be taken without a meeting, if a consent in writing, setting forth the action so to be taken, shall be signed before such action by all of the directors.

              Section 12.  Nomination of Director Candidates.  The Board of

         Directors or a committee appointed by the Board of Directors shall select and recommend a slate of nominees to be voted on for election as directors at each annual meeting.  However, any shareholder entitled to vote in the election of directors

         generally may nominate one or more persons for election as directors at a meeting, but only if written notice of such shareholder's intent to make such nomination(s) has been given,

         either by personal delivery or by United States mail, postage prepaid, to the Secretary of the Corporation not later than (i)

         with respect to an election to be held at annual meeting of shareholders, ninety days prior to the anniversary date of the immediately preceding annual meeting of shareholders and (ii) with respect to an election to be held at a special meeting of

         shareholders for the election of directors, the close of business on the tenth day following the date on which notice of such meeting is first given to shareholders. Each such notice of a shareholder's intention to make nomination(s) shall set forth:

         (a) the name and address of the shareholder who intends to make the nomination of the person(s) and of the person(s) to be nominated; (b) a representation that the shareholder is the owner of stock of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person(s) specified in the notice; (c) a description of all arrangements or understandings between the shareholder and each nominee for directors and any other person(s) (naming such person(s)) pursuant to which the nomination(s) are to be made by the shareholder; (d) such other information regarding such nominee proposed by such shareholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the

         Securities and Exchange Commission, had the nominee been

         nominated, or intended to be nominated, by the Board of Directors;

         and (e) the written consent of each nominee to serve as a director of the Corporation, if so elected.  The presiding officer at any meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing sentence.

              Section 13.  Resignation.  A director may resign at any time by delivering written notice to the Board of Directors, the

         Chairman of the Board of Directors, the President or the

         Secretary.  A resignation shall be effective when delivered,

         unless the notice specifies a later effective date.

              Section 14.  Removal.  At a meeting of shareholders called and noticed expressly for that purpose any director may be removed, with or without cause, if the number of votes cast to remove him constitutes a majority of the votes entitled to be cast at an election of directors.



                                     ARTICLE III

                                      Officers


              Section 1.  Executive Officers.  The Executive Officers of

         the Corporation shall be a Chairman of the Board of Directors, a

         Chief Executive Officer, a President, one or more Vice Presidents,

         a Secretary and a Treasurer, all of whom shall be elected annually by the Board.  The powers and duties of any officer, other than the President and Secretary, may be exercised and performed by the same person.

              Section 2.  Subordinate Officers.  The Board may appoint such other officers as it shall deem necessary, who shall have such authority and shall perform such duties as, from time to time, may be prescribed by the Board.

              Section 3.  Tenure of Officers; Removal.  All officers and agents shall be subject to removal at any time by the affirmative vote of a majority of the whole Board.  The Board may delegate the power of removal of subordinate officers and agents to any officer.

              Section 4.  Chairman of the Board.  The Chairman of the Board

         shall preside at all meetings of the shareholders and of the Board of Directors, and may execute all authorized deeds, bonds,

         contracts or other obligations in the name of the Corporation. He shall perform such other duties as from time to time may be assigned to him by the Board.

              Section 5.  Vice-Chairman of the Board.  The Vice-Chairman of

         the Board, in the absence of the Chairman, shall preside at all meetings of the directors and shareholders and shall perform such other duties as from time to time may be assigned to him by the

         Board.

              Section 6.  Chief Executive Officer.  The Chief Executive

         Officer of the Corporation shall, subject to the control of the

         Board of Directors, in general supervise and control all of the business and affairs of the Corporation.  He may also execute all bonds, deeds, contracts, or other obligations in the name of the

         Corporation, and perform all other duties incident to his office and such other duties as may be prescribed by the Board of

         Directors from time to time.

              Section 7.  The President.  The President shall direct the operation of the Corporation, being responsible to the Chief

         Executive Officer.  He shall, in the absence or incapacity of the

         Chief Executive Officer, perform all duties and functions of that office.  He may also execute all authorized deeds, bonds,

         contracts or other obligations in the name of the Corporation, and perform all other duties incident to his office.

              Section 8.  Vice Presidents.  Each Vice-President shall have the powers and duties incident to that office and shall have such other powers and duties as may be prescribed from time to time by the Chief Executive Officer or the President.  In the event of the absence or incapacity of the Chief Executive Officer and of the

         President, a Vice-President designated by the Board of Directors shall perform such duties of the Chief Executive Officer and of the President as the Board of Directors shall prescribe.  Any

         Vice-President may execute contracts in the name of the

         Corporation.

              Section 9.  The Treasurer.  The Treasurer shall have the

         custody of all funds and securities of the Corporation; he shall endorse, on behalf of the Corporation for collection, checks,

         notes and other obligations, or delegate the said powers and cause the same to be done, and shall cause the same and all monies of the Corporation to be deposited to the credit of the Corporation in such bank or banks, or depositories as the Board of Directors may designate; he shall sign receipts and vouchers for payments made to the Corporation, or cause the same to be done; jointly with such other officer as may be designated by the Board, or singly, if authorized by the Board, he shall sign checks made by the Corporation and shall pay out and dispose of the same, under the direction of the Board; he shall sign, with the President, or such other person or persons as may be designated by the Board,

         all bills of exchange and promissory notes of the Corporation, the execution of which may have been authorized or approved by the

         Board; he shall enter, or cause to be entered, regularly in books of the Corporation to be kept for that purpose, full and accurate accounts of all monies received and paid by him on account of the

         Corporation, and whenever required by the Board, he shall render a statement thereof; and he shall perform all duties incident to the position of the Treasurer, subject to the control of the Board.

              Section 10.  Treasurer's Bond.  If and when required by the

         Board, the Treasurer shall give a bond for the faithful discharge of his duties in such sum as the Board may require.

              Section 11.  The Secretary.  The Secretary shall keep the

         minutes of all proceedings of the Board of Directors, and the minutes of all meetings of the shareholders in books provided for that purpose; he shall attend to the giving and serving of all notices for the Corporation; he shall sign with the President, in the name of the Corporation, all contracts authorized by the

         Board; and when so ordered by the Board, or otherwise when appropriate, shall affix the seal of the Corporation thereto; he shall have charge of the stock certificate books and such other books and papers as the Board may direct; he shall sign stock certificates, have custody of the corporate seal, and, in general,

         perform all the duties incident to the office of secretary,

         subject to the control of the Board.

              Section 12.  Resignation.  An officer may resign at any time by delivering written notice to the Board of Directors, the

         President or the Secretary.  A resignation shall be effective when delivered unless the notice specifies a later effective date.

              Section 13.  Proxies.  Unless otherwise prescribed by the

         Board of Directors, the Chairman of the Board of Directors or the

         President may from time to time himself, by such proxy or proxies,

         attorney or attorneys, agent or agents of the Corporation as he shall designate in the name and on behalf of the Corporation, cast the votes to which the Corporation may be entitled as a

         shareholder or otherwise in any other corporation, at meetings, or consent in writing to any action by any such other corporation;

         and he may instruct the individual or individuals so appointed as to the manner of casting such votes or giving such consent, and execute or cause to be executed on behalf of the Corporation such written proxies, consents, waivers or other instruments as he may deem necessary or desirable.



                                     ARTICLE IV

                                    Capital Stock


              Section 1.  Form and Execution of Certificates.  The

         certificates of shares of the capital stock of the Corporation shall be in such form as shall be approved by the Board.  The certificates shall be signed by the President and the Secretary and sealed with the seal of the Corporation or a facsimile thereof.

              Section 2.  Certificates to be Entered.  All certificates

         shall be consecutively numbered, and the names of the owners, the number of shares, and the date of issue, shall be entered in the

         Corporation's books.  The Corporation shall be entitled to treat the holder of record of shares as the legal and equitable owner thereof and accordingly shall not be bound to recognize any equitable or other claim with respect thereto on the part of any other person so far as the right to vote and to participate in dividends is concerned.

              Section 3.  Old Certificates to be Cancelled.  Except in case of lost or destroyed certificates, and in that case, only after the receipt of a satisfactory bond, no new certificate shall be issued until the former certificate for the shares represented thereby shall be surrendered and cancelled.

              Section 4.  Transfer of Shares.  Shares shall be transferred only on the books of the Corporation by the holder thereof in person or by his attorney, upon the surrender and cancellation of certificates for a like number of shares.

              Section 5.  Regulation.  The Board may make such rules and regulations as it may deem expedient concerning the issue,

         transfer and registration of certificates of stock of the

         Corporation.

              Section 6.  Determination of Shareholders of Record.  The

         share transfer books may be closed by order of the Board of

         Directors for not more than seventy days for the purpose of a meeting of the shareholders or any adjournment thereof (or entitled to receive any distribution or in order to make a determination of the shareholders for any other purpose).  In lieu of closing such books, the Board of Directors may fix in advance as the record date for any such determination a date not more than seventy days before the date on which such meeting is to be held

         (or such distribution made or other action requiring such

         determination is to be taken).  If the books are not thus closed or the record date is not thus fixed, the record date shall be the close of business on the day before the effective date of the notice to shareholders.

              Section 7.  Redemption of Certain Shares.  In accordance with the provisions of Section 13.1-728.7 of Article 14.1 of the

         Virginia Stock Corporation Act, the Corporation may, but is not required to, redeem shares of its common stock which have been the subject of a control share acquisition (as defined in that

         Article) under the circumstances set forth in A and B of Section

         13.1-728.7.



                                      ARTICLE V

                                        Seal


              The Board shall provide a suitable seal, containing the name of the Corporation, and the word "seal" or other appropriate words, which seal shall be in the custody of the Secretary who shall have to affix the seal to all corporate instruments

         requiring such seal.



                                     ARTICLE VI

                                     Fiscal Year


              The fiscal year of the Corporation shall begin on January 1 of each year and end on December 31 of the same year.



                                     ARTICLE VII

                             Notice and Waiver of Notice


              Section 1.  Notice.  Any notice to a shareholder or a

         director shall be deemed given when mailed postage prepaid,

         correctly addressed, to the shareholder at his address as shown in the current record of the shareholders of the Corporation and to a director at his address as it appears in the records of the

         Corporation.

              Section 2.  Waiver of Notice.  Notice of any meeting of the shareholders or the directors may be waived before or after the date and time of the meeting in a writing signed by the

         shareholder or the director entitled to notice and delivered to the Secretary for inclusion in the minutes of the meeting or filing with the corporate records.

              A shareholder's attendance at a meeting waives objection to:

         (i) lack of notice or defective notice of the meeting, unless at the beginning of the meeting he objects to holding the meeting or transacting business at the meeting; and (ii) consideration of a particular matter at the meeting that is not within the purpose or purposes described in the notice of the meeting, unless he objects to considering the matter when it is presented.

              A director's attendance at or participation in a meeting

         waives any required notice to him of the meeting unless he at the beginning of the meeting or promptly upon his arrival objects to holding the meeting or transacting business at the meeting and does not thereafter vote for or assent to the action taken at the meeting.



                                     ARTICLE IX

                                     Amendments


              Section 1.  Directors May Amend Bylaws.  The Board of

         Directors shall have power to make, amend and repeal the Bylaws of the Corporation by a vote of the majority of all of the directors at any regular or special meeting of the Board.

              Section 2.  Amendment by Shareholders.  All Bylaws, howsoever passed, shall be subject to amendment, alteration and repeal by the shareholders entitled to vote at any annual meeting and at any special meeting called for that purpose.



                                      ARTICLE X

                                     Committees


              Section 1.  Committees:  There will be a Compensation

         Committee, an Audit Committee and such other committees as the

         Board of Directors may, from time to time, create for such purposes and with such powers as the Board may determine.

              Section 2.  Compensation Committee.  The Board of Directors

         shall appoint from among its members a Compensation Committee consisting of not less than three (3) nor more than five (5)

         members (or such other number as the Board may appoint).  Members of the Compensation Committee shall not be officers or employees of the Corporation or its subsidiaries ("Non-management Members")

         other than the Chief Executive Officer who may, in the Board's discretion, be appointed as a member of the Committee.  The Board shall appoint one member of the Committee as Chairman.  The

         Compensation Committee shall have and exercise the Board's full authority with respect to (1) the establishment of cash

         compensation (salary, bonuses and perquisites) for the executive officers of the Corporation and for such other key employees as may be recommended by the Chief Executive Officer and (2) the administration of and oversight responsibilities for all employee benefit plans, including without limitation the retirement plan, the supplemental pension plan, welfare benefit, medical and dental plans, but excluding plans under which stock of the Corporation may be awarded to executive officers ("Stock Incentive Plans").

         The Committee shall review management's recommendation concerning awards under the Stock Incentive Plans, but discretion with respect to awards under such plans shall be reserved to and exercised by the Board.  It shall be the responsibility of the

         Non-management Members to review and evaluate the goals and performance of the Chief Executive Officer and his evaluation of key executives.  The Compensation Committee shall meet at least twice a year, and otherwise upon the call of the Chairman, and shall report at least once a year to the Board of Directors.

              Section 3.  Audit Committee.  The Board of Directors shall appoint from among its Non-management Members an Audit Committee consisting of two (2) members (or such other number as the Board may appoint).  The Board shall appoint one member of the Committee as Chairman.  Management Members of the Board shall be counted for the purpose of determining the presence of a quorum at meetings of the Board of Directors at which the Audit Committee members are appointed, but shall have no vote upon the membership of the Audit

         Committee.

                   The Audit Committee shall meet each year (i) preceding

         the selection of the external auditors to perform the annual audit, (ii) at least once after these auditors have been selected and before the audit begins or during the early stages of the audit, and (iii) at least once after the report of the external auditors is received. Other meetings may be held as necessary or convenient. A quorum for any meeting of the Audit Committee shall be any two members, but there shall be an attempt to have all members present at each meeting.

                   The Audit Committee shall report to the Board of

         Directors at least once each year, recommending any appropriate change in operating or accounting practice or in the auditors of the Corporation and disclosing any acts or practices that are or may be illegal or contrary to the interests of the Corporation or to which the attention of the Board should be called for other reasons, and focusing particularly on the integrity and adequacy of disclosure of financial information relating to the Corporation and the identification of any problem areas relating thereto.

                   The Chairman of the Board of the Corporation may

         designate an officer of the Corporation to serve as liaison between the Audit Committee and the officers.  The Audit Committee or any one or two of its members may interview any employee,

         agent, customer or former or potential customer, supplier or former or potential supplier, auditor or former or potential auditor, or any other person, or examine any document, at any time and without offering any reasons so long as such action is in the discharge of the responsibilities of the Audit Committee.  No officer or employee of the Corporation shall be present at such interview or examination or seek to learn the substance or subject of the inquiry, without the consent of the Audit Committee or the member or members acting.  The Audit Committee may consult at any time with counsel regularly retained by the Corporation, and may after informing the Board of Directors consult with other counsel,

         at the cost of the Corporation.

                                                         Exhibit 10.3



                                  September 8, 1983


         Mr. Robert V. Lawrence
         Director of Engineering
         Brenco, Incorporated
         Post Office Box 389
         Petersburg, Virginia  23803

         Dear Mr. Lawrence:

                   In recognition of your past service to Brenco, Incorporated, and in consideration of your continued best efforts on behalf of the Company, the Board of Directors has duly authorized and approved the following modification in the general compensation and benefits package provided to you. This modification is effective as of the date hereof but is premised upon the occurrence of a "change of control" of Brenco as hereinafter defined.

                   As agreed upon by the Board of Directors, if you are involuntarily transferred to another location or your present duties are materially altered and you do not consent to said transfer or alteration, or you are terminated or discharged from your present position as Director of Engineering of Brenco, as a result of or following a change in control of the Company, then you shall be entitled to receive a severance allowance equal to one year's salary payable in regular semi-monthly installments; provided, however, that such severance allowance shall be due and payable only if such transfer, alteration, or termination occurs within one year of the effective date of the change in control of Brenco. Notwithstanding the foregoing, no severance allowance shall be payable hereunder if your duties are modified or terminated because of death, retirement, just cause, disability or for any reason other than one directly associated with a change in control of the company.

                   For purposes of this letter, "change in control" means a change in the composition of a majority of the Board of Directors of Brenco as a result of a successful tender or exchange offer for Brenco's common stock, the transfer or ownership of 28% or more of Brenco's voting stock to any person or group of associated or affiliated persons acting together, the merger or consolidation of the company with another concern, or the sale of all or substantially all of its assets.

                                       Sincerely yours,



                                       Charles L. Reed
                                       Chairman, Board of Directors

                                                         Exhibit 10.5




                                       BRENCO, INCORPORATED
                                       1988 STOCK OPTION PLAN
                                             (As Amended)

                 1. Definitions. The following terms shall have the meanings set forth in this Paragraph unless the context requires a different meaning:

                 1.1 "Agreement" means a written agreement (including any amendment or supplement thereto) between Brenco and a Participant specifying the terms and conditions of an Option or SAR granted to such Participant.

                 1.2   "Board" means the Board of Directors of Brenco.

                 1.3 "Code" means the Internal Revenue Code of 1986, as amended.

                 1.4 "Committee" means a committee, consisting of not less than three persons appointed by the Board to administer the Plan. No member of the Committee shall be eligible to participate, and no person shall become a member of the Committee if, within one year prior thereto, he shall have been eligible to participate in the Plan or in any other plan of Brenco or any Subsidiary entitling the participants therein to acquire Options or SARs of Brenco. A majority of the members of the Committee shall constitute a quorum, and all actions of the Committee shall be taken by a majority of those members voting.

                 In the event that the Board chooses not to establish a Committee to administer the Plan, the word "Committee" as used herein shall mean the Board; provided, however, that any grants of awards under the Plan may be made by the Board only if a majority of those acting are not eligible to participate in the Plan or any other plan of Brenco or any Subsidiary entitling the Participants therein to acquire Options or SARs of Brenco.

                 1.5   "Common Stock" means the Common Stock of Brenco.

                 1.6   "Brenco" means Brenco, Incorporated, a Virginia
Corporation.

                 1.7 "Fair Market Value" means, on any given date, the closing sales price of Common Stock as quoted in the NASDAQ National Market System, on the date in question if it is a trading date, or if not, on the first trading day prior to such day. If the Common Stock is not quoted in the NASDAQ National Market System, Fair Market Value shall mean the mean between the closing bid and asked prices as reported by NASDAQ on the date in question if it is a trading date, or if not, the first trading date prior to such day. If either such valuation method is inapplicable for any reason, the Fair Market Value shall be determined by the Committee using any reasonable method in good faith.

                 1.8 "Grant Date" means the date as of which an Option or SAR is granted under the Plan.

                 1.9 "Incentive Stock Option" means an Option that qualifies as an Incentive Stock Option under Section 422A of the Code.

                 1.10 "Non Qualified Stock Option" means an Option which is not an Incentive Stock Option.

                 1.11 "Option" means the right of the holder to purchase from Brenco a stated number of shares of Common Stock at the price set forth in an Agreement, which right shall be designated as either an Incentive Stock Option or Non Qualified Stock Option.

                 1.12 "Participant" means an employee of Brenco or a Subsidiary, including an employee who is a member of the Board, who satisfies the requirements of Paragraph 3 and is selected by the Committee to receive an Option.

                 1.13  "Plan" means Brenco, Incorporated 1988 Stock Option Plan.

                 1.14 "SAR" means a stock appreciation right (which may be granted only in conjunction with an Option) that entitles the holder to receive, with respect to each share of Common Stock encompassed by the exercise of such SAR, the increase in the Fair Market Value of such shares to be payable in shares of Common Stock, subject to such limitations in amounts as the Committee may designate in the Agreement.

                 1.15 "Subsidiary" means any corporation at least 50% of the total combined voting power of which is owned by Brenco, either directly or through one or more of its Subsidiaries, within the meaning of Section 425(f) of the Code and rules and regulations thereunder.

                 2. Purpose. The Plan is intended to aid Brenco and its Subsidiaries in attracting and retaining key executive officers and management personnel with exceptional ability by enabling such executive officers and management personnel to acquire a proprietary interest in Brenco and to have an additional incentive to promote its success, as well as to encourage them to remain in the employ of Brenco or a Subsidiary.

                 3. Eligibility. Any executive officer or other key employee of Brenco or one of its Subsidiaries is eligible to be granted one or more Options or SARs if so employed at the time of such grant. Directors of Brenco who are employees and are not members of the Committee are eligible for awards under the Plan.

                 4. Shares Subject to Options or SARs. The maximum aggregate number of shares of Common Stock with respect to which Options may be granted under this Plan shall not exceed 1,100,000 shares, except as may be adjusted pursuant to Paragraph 10. Upon the exercise of any Option or SAR, Brenco may deliver to the Participant authorized but unissued shares of Common Stock. If an Option is terminated, in whole or in part, for any reason other than its exercise or the exercise of a related SAR, the number of shares of Common Stock allocated to the Option or portion thereof may be reallocated to other Options and SARs to be granted under this Plan. Shares which are subject to Options in connection with which SARs also have been granted shall be counted only once in applying the above aggregate share limitation.

                 5. Administration. The Plan shall be administered by the Committee which shall have all the powers necessary for such administration, including without limitation, the power:

                 (a) To determine, consistent with the terms and conditions of the Plan, annually or otherwise from time to time, in consultation with management of Brenco, (i) which executive officers and key employees of Brenco and its Subsidiaries shall be Participants to whom Options and SARs shall be granted; (ii) the number of shares which may be purchased under each Option or with respect to which SARs may be granted; (iii) the per share Option exercise price; (iv) the duration of Options and SARs; (v) the time or times at which each Option or SAR may be exercised and (vi) whether Options shall be Incentive Stock Options or Nonqualified Stock Options;

                (b) To interpret the Plan, to prescribe, amend and rescind rules, regulations and guidelines relating to it, and to make all other determinations necessary or advisable for its administration, all of which decisions made or actions taken shall be binding and conclusive; and

                 (c) To keep, or cause to be kept, appropriate records of all determinations made and actions taken pursuant to the Plan.

                 The express grant in this Plan of any specific power to the Committee shall not be construed as limiting any power or authority of the Committee. No member of the Committee shall be liable for any act done in good faith with respect to this Plan or any Agreement, Option or SAR.

                 6. Terms and Conditions of Options. All Options and SARs granted by the Committee shall be evidenced by Agreements in such forms as the Committee from time to time shall approve, subject to the following terms and conditions:

                 (a) Each Agreement shall state whether the Option granted is an Incentive Stock Option or Nonqualified Stock Option and shall state the number of shares as to which the Option or SAR pertains.

                 (b) The Option exercise price shall in no case be less than 100% of the Fair Market Value of Common Stock on the Grant Date; provided, however, that in the case of an Incentive Stock Option granted to an individual who owns more than 10% of the combined voting power of all classes of stock of Brenco or its Subsidiaries within the meaning of Section 422A(b) (6) of the Code and the rules and regulations thereunder, the Option exercise price shall be at least 110% of the Fair Market Value on the Grant Date.

                 (c) Unless otherwise provided by the Committee, the term of each Option shall be five (5) years from the Grant Date.

                 (d) No Option shall be exercisable in whole or in part prior to one (1) year from the Grant Date. Subject to the provisions of this Paragraph 6(d) Options may be exercised as to all or, from time to time, as to any part of the total number of shares as to which the right to purchase has accrued, provided, however, that no Option may be exercised at any one time as to less than 25 shares of Common Stock unless any smaller number of shares represents the balance then currently exercisable in which case such balance may be exercised without regard to any minimum share limitation.

                 (e) No Option may be granted more than 10 years from the effective date of the Plan.

                 (f) Each Option shall provide that it is not transferable by the Participant otherwise than by will or the law of descent and distribution, and shall be exercisable, during the Participant's lifetime, only by the Participant.

                 (g) During the lifetime of a Participant hereunder, the Option may be exercised only by him (or his guardian or other representative) and then only if (i) on the exercise date, he has been in the employ of the Brenco or one or more of its Subsidiaries, or a combination thereof, continuously since the first date of his employment by Brenco or one of its Subsidiaries or (ii) he has terminated his employment and such termination was because of a permanent disability or retirement under a retirement benefit plan of Brenco or of one of its Subsidiaries; provided, however, that in the case of such total and permanent disability or retirement under a retirement benefit plan of Brenco or one of its Subsidiaries, the Participant shall only be entitled to exercise the Option to the extent exercisable by the Participant at the date of termination of employment because of such permanent disability or retirement.

                 If the employment of a Participant terminates by death while in the employ of Brenco or a Subsidiary, or if the employment of a Participant terminates because of permanent disability or retirement under a retirement benefit plan of Brenco or a Subsidiary and the Participant dies thereafter, then within one (1) year after his death his Option may be exercised to the extent that he was entitled to exercise it on the date of his termination from employment by reason of death, permanent disability or retirement, by the person or persons to whom the Participant's rights under his Option shall pass by will or by applicable law, of if no other person has such right, then by his legal representative, subject, however, to the condition that no Option shall be exercisable after the expiration of five (5) years from the Grant Date. Except as provided in this subparagraph 6(g) above, no Option may be exercised after termination of employment.

                 (h) During the 20-day period beginning on a "Transaction Date" as defined below, a Participant may elect to surrender to Brenco for cancellation, without regard to the exercise date thereof, all or any portion of an Option which shall have been granted at least six months previously and to receive in exchange therefor, in whole shares of Common Stock, an amount equivalent to the difference between the Option exercise price and the Fair Market Value of the shares, as hereinafter defined, covered by the portion of the Option surrendered; provided that no fractional shares or cash in lieu of any such fractional shares shall be paid. For purposes of the preceding sentence, the "Fair Market Value" of a share of Common Stock shall be deemed to be the cash offered for a share of Common Stock in a tender offer, or the value determined by the Committee in its discretion, of the securities (or combination of cash and securities) to be delivered for a share of Common Stock to be acquired in an exchange offer or to be converted in a merger, in each case as of the Transaction Date. For purposes of this subparagraph (h), a "Transaction Date" shall mean the date on which an offeror other than Brenco shall first publicly offer to acquire shares of Common Stock pursuant to a tender offer or exchange offer or the date of mailing the proxy materials to the shareholders concerning the approval of a merger or other reorganization which shall result in Common Stock being converted into cash or securities of another corporation. This right shall be exercised only during the 20-day period beginning on the Transaction Date in accordance with the other terms and conditions imposed on exercise of Options by Paragraph 8 hereof.

                 7. Limitations on Incentive Stock Options. Notwithstanding the provisions of Paragraph 6, the aggregate Fair Market Value (determined at the time the Incentive Stock Options are granted) of the Common Stock with respect to which Incentive Stock Options granted under the Plan are exercisable for the first time by the Participant during any calendar year may not exceed $100,000 or such lesser or greater amount as shall be specified in Section 422A of the Code and the rules and regulations thereunder. Incentive Stock Options granted after December 31, 1987 under this Plan and under all plans of Brenco and any of its Subsidiaries shall be aggregated for purposes of this limitation.

                 8. Exercise of Options. An Option may be exercised in whole or in part by delivery to Brenco, at the office of its Secretary at Petersburg, Virginia, of written notice of the exercise identifying the Option and stating the number of shares with respect to which it is being exercised, in such form as the Committee may prescribe, accompanied by payment for the Common Stock with respect to which the Option is exercised. Payment of the purchase price may be made in cash or, with the consent of the Committee, by delivery of shares of Common Stock owned by Participant valued at Fair Market Value on the date of exercise of the Option, or, with the consent of the Committee, a combination thereof.

                 9. Stock Appreciation Rights. The Committee may grant SARs in connection with any Option (whether granted before or concurrently with the SAR) with respect to the number of shares subject to the Option or any lesser number of shares. The Committee shall determine from among those eligible, the persons to whom, and the time or times at which, SARs should be granted and the number of shares which should be subject to SARs.

                 Each SAR granted under the Plan shall be evidenced by an Agreement specifying the number of shares subject thereto and such terms and conditions consistent with the Plan as the Committee shall determine.

                 SARs shall expire no later than the expiration of the related Option; shall be transferable only when and under the same conditions as the related Option is transferable; shall be exercisable only when the related Option is eligible to be exercised; and may not be exercised unless the Fair Market Value of the Common Stock subject to the related Option exceeds the exercise price of the Option. In no event shall any SAR be exercisable for cash.

                 A SAR may be exercised in whole or in part upon the delivery to Brenco of written notice of the exercise in such form as the Committee may prescribe.

                 Upon the exercise of a SAR, the holder shall be entitled to the amount by which the date of exercise Fair Market Value of the number of shares of Common Stock as to which the SAR was exercised exceeds the exercise price of the related Option for that number of shares.

                 Payment to the holder shall be made in whole shares of Common Stock, valued at Fair Market Value on the date of exercise, provided that no fractional shares or cash in lieu of any such fractional share shall be paid. The Committee shall not consent to any election for settlement of SARs in cash in the case of any Participant.

                 Upon the exercise of a SAR, the number of shares of Common Stock subject to the related Option shall be reduced by the number of shares with respect to which the SAR was exercised.

                 Upon the exercise of an Option, the number of shares of Common Stock subject to the related SAR shall be reduced by the number by which the number of shares with respect to which the Option was exercised exceeds any difference between the number of shares subject to the Option immediately before the exercise and the number of shares with respect to which the SAR was exercisable immediately before the exercise.

                 10. Adjustment Upon Change in Common Stock. If Brenco effects one or more stock dividends, stock splits, subdivisions or consolidations of shares, or other similar changes in capitalization, the maximum number of shares as to which Options and SARs may be granted under the Plan shall be proportionately adjusted, and the Committee shall make equitable adjustments in the number and option price of the shares which are or may become the subject to Options then outstanding or thereafter granted.

                 Neither Options nor SARs shall be affected or caused to be adjusted by the issuance by Brenco of shares of stock of any class, or securities convertible into shares of stock of any class, for cash or property, or for labor or services, either upon direct sale or upon the exercise of rights or warrants to subscribe therefor, or upon conversion of shares or obligations of Brenco convertible into such shares or other securities.

                 11. Compliance with Law and Approval of Regulatory Authorities. No Option or SAR shall be exercisable, no Common Stock shall be delivered, and no payment shall be made under this Plan except in compliance with all applicable federal and state laws and regulations, including, without limitation, securities laws, and withholding tax requirements. Brenco shall have the right to rely on the advice of counsel as to such compliance. Any certificates issued to evidence Common Stock for which an Option or SAR is exercised may bear such legends and statements as the Committee may deem advisable to assure compliance with Federal and state laws and regulations. No Option or SAR shall be exercisable, no Common Stock shall be issued, no certificate for shares shall be delivered, and no payment shall be made under this Plan until Brenco has obtained such consent or approval as the Committee may deem advisable from regulatory bodies having jurisdiction over such matters.

                 12. General Provisions. Neither the adoption of this Plan, nor any documents describing or referring to this Plan (or any part thereof) shall confer upon any employee any right to continue in the employ of Brenco or a Subsidiary, or in any way affect any right and power of Brenco or a Subsidiary to terminate the employment of any employee at any time with or without cause. The establishment of the Plan does not confer upon any employee any legal or equitable right against Brenco, any Subsidiary, or the Committee, except as expressly provided in the Plan.

                 Neither absence on leave, if approved by Brenco, nor any transfer between the service of Brenco and that of a Subsidiary, or between Subsidiaries, shall be considered a termination of employment.

                 An Optionee shall have no rights as a record shareholder with respect to any shares covered by the Option until the date of the issuance of a stock certificate for such shares.

                 This Plan shall be unfunded, and Brenco shall not be required to segregate any assets that may at any time represent grants under the Plan. No obligation of Brenco to any person with respect to any grant under this Plan shall be deemed to be secured by any pledge of, or other encumbrance on, any property of Brenco.

                 The interests of any Participant under the Plan are not subject to the claims of creditors and may not, in any way, be assigned, alienated or encumbered. No Option or SAR, nor any rights and privileges pertaining thereto, shall be transferred, assigned, pledged, or hypothecated, by operation of law or otherwise, except as otherwise provided herein, nor shall such Option or SAR be subject to execution, attachment or similar process.

                 All money received by Brenco in payment upon the exercise of an Option shall constitute part of its general funds, available for any corporate purpose.

                 The provisions of the Plan are intended to comply with the provisions of Rule 16b-3 under the Securities Exchange Act of 1934.

                 13. Amendment. The Board may amend or terminate this Plan from time to time; provided, however, that no amendment may become effective until shareholder approval is obtained if (i) except as provided in Paragraph 10, the amendment increases the aggregate number of shares that may be issued pursuant to the exercise of Options or SARs, (ii) the amendment materially modifies the requirements as to the eligibility for participation in the Plan; or (iii) materially increases the benefits accruing to Participants.

                 Brenco, may, without approval of shareholders of the Corporation, accept the surrender of, and cancel outstanding Options (to the extent not therefore exercised) and, subject to the terms and conditions of the Plan, grant new Options in substitution therefor at an Option exercise price in conformity with the requirements of Paragraph 6(b), but which is lower than provided for in the Options surrendered.

                 14. Effective Date and Duration of Plan. The effective date of this Plan shall be April 21, 1988, but only if it is approved by the affirmative vote of a majority of shares of Common Stock entitled to vote, present or represented by proxy at the 1988 Annual Meeting of shareholders. Unless sooner terminated by the Board, this Plan will terminate on April 20, 1988, except that Options and SARs granted prior to that date shall remain valid in accordance with their terms.


                                                                 Exhibit 13
Selected Quarterly Data
                                               (In thousands, except per share amounts)

                                                            1993 Quarters
                                                 1st       2nd        3rd       4th
Net sales . . . . . . . . . . . . . . . . .    $25,613   $27,427    $22,914   $22,770
Gross profit. . . . . . . . . . . . . . . .      5,723     6,067      4,929     4,754
Net income (loss) . . . . . . . . . . . . .      1,675     1,767      1,158  (    359)
Net income (loss) per share . . . . . . . .        .17       .18        .11  (    .04)





                                                            1992 Quarters
                                                 1st       2nd        3rd       4th
Net sales . . . . . . . . . . . . . . . . .    $20,676   $20,334    $20,462   $22,180
Gross profit. . . . . . . . . . . . . . . .      3,361     3,457      2,977     4,646
Net income. . . . . . . . . . . . . . . . .        471       489        143       874
Net income per share. . . . . . . . . . . .        .05       .05        .01       .09




Stock Prices (Wall Street Journal)                    1993                 1992
                                                 High      Low        High      Low
     1st Quarter . . . . . . . . . . . . .       8 3/4     6          7 7/8     5 1/2
     2nd Quarter . . . . . . . . . . . . .      12 3/8     7 7/8      8 1/4     5 5/8
     3rd Quarter . . . . . . . . . . . . .      15        11 5/8      7 1/8     5 3/8
     4th Quarter . . . . . . . . . . . . .      12 1/2     9 1/4      6 5/8     5 1/2




Dividends Declared                                         1993                1992
     1st Quarter . . . . . . . . . . . . .                $ .05               $ .05
     2nd Quarter . . . . . . . . . . . . .                  .05                 .05
     3rd Quarter . . . . . . . . . . . . .                  .05                 .05
     4th Quarter . . . . . . . . . . . . .                  .05                 .05

We have paid a cash quarterly dividend since
1952.  The  amount  of  future  dividends is
dependent   on   future  earnings,   capital
requirements   and   the   general financial
condition of the company.




Consolidated Statements of Income

                                                        Years Ended December 31

                                                   1993            1992           1991
NET SALES . . . . . . . . . . . . . . . . .    $98,723,878     $83,652,308    $78,599,810

Costs and Expenses:
  Cost of goods sold  . . . . . . . . . . .     77,250,896      69,211,320     61,763,756
  Administrative and selling expenses . . .     12,161,980      10,952,890      9,467,641
                                                89,412,876      80,164,210     71,231,397
Operating Income. . . . . . . . . . . . . .      9,311,002       3,488,098      7,368,413
Other Income (Expense). . . . . . . . . . .   (    118,436)         26,496        185,619
Income before Income Taxes and Special
  Charge for Environmental Expenditures . .      9,192,566       3,514,594      7,554,032
Special Charge for Environmental
  Expenditures (Note 8) . . . . . . . . . .      2,300,000         300,000        300,000
Income before Income Taxes. . . . . . . . .      6,892,566       3,214,594      7,254,032
Income Taxes (Note 3) . . . . . . . . . . .      2,651,600       1,237,600      2,798,755

NET INCOME. . . . . . . . . . . . . . . . .    $ 4,240,966     $ 1,976,994    $ 4,455,277
                                               ===========     ===========    ===========
Net Income per Share  . . . . . . . . . . .    $       .43     $       .20    $       .46
                                               ===========     ===========    ===========

Weighted Average Number of Shares
  Outstanding . . . . . . . . . . . . . . .      9,941,909       9,841,396      9,738,587
                                               ===========     ===========    ===========

See Notes to Consolidated Financial Statements.






















                                             34

Consolidated Statements of Shareholders' Equity

                                                                 Additional
                                    Common Stock, Issued          Paid-In       Retained
                                     Shares       Par Value      Capital        Earnings
Balance, December 31, 1990 . . . .   9,669,174  $  9,669,174  $        --    $ 31,907,379
  Net income . . . . . . . . . . .                                              4,455,277
  Issuance under stock
     option and stock
     participation plans . . . . .     136,200       136,200      132,690         433,054
  Reacquired shares  . . . . . . . (     5,622) (      5,622) (    32,779)             --
  Dividends declared
     ($.20 per share)  . . . . . .                                           (  1,950,765)

Balance, December 31, 1991 . . . .   9,799,752     9,799,752       99,911      34,844,945
  Net income . . . . . . . . . . .                                              1,976,994
  Issuance under stock
     option and stock
     participation plans . . . . .      63,000        63,000      293,764              --
  Reacquired shares  . . . . . . . (     2,388) (      2,388) (    14,637)             --
  Dividends declared
     ($.20 per share). . . . . . .                                           (  1,969,561)

Balance, December 31, 1992 . . . .   9,860,364     9,860,364      379,038      34,852,378
  Net income . . . . . . . . . . .                                              4,240,966
  Issuance under stock
     option and stock
     participation plans . . . . .     145,148       145,148      637,752              --
  Reacquired shares  . . . . . . . (       167) (        167) (     1,815)             --
  Tax benefit from
     disqualifying
     disposition of
     option shares . . . . . . . .                                166,524
  Dividends declared
     ($.20 per share)  . . . . . .                                           (  1,991,080)

Balance, December 31, 1993 . . . .  10,005,345  $ 10,005,345  $ 1,181,499    $ 37,102,264
                                   ============ ============= ===========    =============

See Notes to Consolidated Financial Statements.












Consolidated Balance Sheets
                                                                    December 31
ASSETS                                                        1993                1992
Current Assets:
  Cash and cash equivalents . . . . . . . . . . . . .    $  3,581,725        $  6,218,063
  Accounts receivable-net of allowance for doubtful
     accounts of $258,597 (1992-$272,132) . . . . . .      14,565,163          12,854,405
  Inventories:
     Finished goods . . . . . . . . . . . . . . . . .       4,814,117           6,585,712
     Work in process  . . . . . . . . . . . . . . . .       9,436,818           9,316,205
     Raw material . . . . . . . . . . . . . . . . . .       1,877,943           1,043,166
                                                           16,128,878          16,945,083
     Less:  Lifo reserve. . . . . . . . . . . . . . .       1,224,802           1,429,504
                                                           14,904,076          15,515,579
  Prepaid expenses  . . . . . . . . . . . . . . . . .       1,452,108           1,570,935
  Deferred income taxes (Note 3). . . . . . . . . . .       1,902,385           1,831,631
  Income taxes recoverable                                    667,549             196,110
       TOTAL CURRENT ASSETS . . . . . . . . . . . . .      37,073,006          38,186,723
Other Assets - Investments at Cost. . . . . . . . . .          51,139
Property and Equipment:
  Land and improvements . . . . . . . . . . . . . . .       2,770,098           2,636,080
  Buildings . . . . . . . . . . . . . . . . . . . . .      11,387,143          11,266,284
  Machinery and equipment . . . . . . . . . . . . . .      83,466,123          77,433,936
                                                           97,623,364          91,336,300
  Less:  Accumulated depreciation . . . . . . . . . .      64,945,797          64,448,695
                                                           32,677,567          26,887,605
                                                         $ 69,801,712        $ 65,074,328
LIABILITIES AND SHAREHOLDERS' EQUITY                     ============        ============
Current Liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . .    $  3,413,897        $  2,375,877
  Dividends payable . . . . . . . . . . . . . . . . .         500,183             493,018
  Pension . . . . . . . . . . . . . . . . . . . . . .         454,736             120,203
  Compensated absences. . . . . . . . . . . . . . . .         615,956             552,181
  Accrued liabilities . . . . . . . . . . . . . . . .         747,142             885,572
  Income taxes payable                                        150,641
  Environmental expenditures (Note 8) . . . . . . . .       2,883,734           3,195,600
       TOTAL CURRENT LIABILITIES  . . . . . . . . . .       8,766,289           7,622,451
Deferred Income Taxes (Note 3). . . . . . . . . . . .       2,746,315           2,360,097
Long-Term Debt (Note 5) . . . . . . . . . . . . . . .      10,000,000          10,000,000
Commitment and Contingencies (Note 8) . . . . . . . .
Shareholders' Equity:
  Preferred stock, par value $1 per share, authorized
     1,000,000 shares; none issued
  Common stock, par value $1 per share, authorized
     15,000,000 shares; issued 10,005,345 shares
     (1992-9,860,364 shares)  . . . . . . . . . . . .      10,005,345           9,860,364
  Additional paid-in capital. . . . . . . . . . . . .       1,181,499             379,038
  Retained earnings . . . . . . . . . . . . . . . . .      37,102,264          34,852,378
                                                           48,289,108          45,091,780
                                                         $ 69,801,712        $ 65,074,328
                                                         ============        ============

See Notes to Consolidated Financial Statements.

                                            36

Consolidated Statements Of Cash Flows
                                                       Years Ended December 31
                                                 1993           1992         1991
Cash Flows From Operations:
  Net Income. . . . . . . . . . . . . . . .   $4,240,966    $ 1,976,994   $4,455,277
  Adjustments to reconcile net income
  to net cash provided by operations:
     Depreciation . . . . . . . . . . . . .    3,003,015      2,551,721    2,576,034
     Reserve for environmental expenditures    2,300,000        295,600      300,000
     Deferred income taxes  . . . . . . . .      315,464    (    21,223)  (  113,163)
     Loss (gain) on sale of property and
       equipment. . . . . . . . . . . . . .       11,835                  (   25,335)
     Pension expense. . . . . . . . . . . .      334,533        219,159      262,504
     Other. . . . . . . . . . . . . . . . .                      72,218       13,638
  Changes in the following:
     Accounts receivable. . . . . . . . . .  ( 1,710,758)   ( 3,643,142)     234,881
     Inventories. . . . . . . . . . . . . .      611,503        312,676   (2,263,853)
     Prepaid expenses . . . . . . . . . . .      224,827    (   116,648)     300,163
     Accounts payable . . . . . . . . . . .    1,038,020    (    36,052)  (  475,137)
     Accrued liabilities. . . . . . . . . .  (    74,656)       667,701   (   69,828)
     Income taxes . . . . . . . . . . . . .  (   154,274)   (   211,663)  (  363,315)
     Environmental expenditures . . . . . .  ( 2,611,866)
  Net cash provided by operations . . . . .    7,528,609      2,067,341    4,831,866

Cash Flows From Investing Activities:
     Acquisition of property and equipment.  ( 8,814,699)   ( 5,532,962)  (4,420,719)
     Proceeds from the sale of property
       and equipment. . . . . . . . . . . .        9,888         46,315      140,237
     Other investments. . . . . . . . . . .  (    51,139)
  Net cash (used in) investing activities .  ( 8,855,950)   ( 5,486,647)  (4,280,482)

Cash Flows From Financing Activities:
     Proceeds from long-term borrowing. . .                  10,000,000
     Cash dividends paid. . . . . . . . . .  ( 1,983,915)   ( 1,966,630)  (1,944,136)
     Re-purchase of common stock. . . . . .  (     1,982)   (    17,025)  (   13,401)
     Proceeds from issuance of common stock      676,900        234,014      620,881
  Net cash provided by (used in)
       financing activities . . . . . . . .  ( 1,308,997)     8,250,359   (1,336,656)
Net increase (decrease) in cash and cash
  equivalents . . . . . . . . . . . . . . .  ( 2,636,338)     4,831,053   (  785,272)
Cash and cash equivalents at beginning
  of year . . . . . . . . . . . . . . . . .    6,218,063      1,387,010    2,172,282
Cash and cash equivalents at end of year. .  $ 3,581,725     $6,218,063   $1,387,010
                                             ===========     ==========   ==========
Supplemental Disclosures Of Cash Flow
 Information:
  Cash payments for income taxes. . . . . .  $ 2,418,024     $1,470,486   $2,778,440
                                             ===========     ==========   ==========
  Cash payments for interest. . . . . . . .  $   750,000     $   95,608
                                             ===========     ==========

See Notes to Consolidated Financial Statements.


Notes to Consolidated Financial Statements

Note 1.
Significant Accounting Policies
     The company's operations are primarily in the bearing and forging industries.
Significant accounting policies follow:
Principles of Consolidation:
     The accompanying consolidated financial statements include the accounts of all subsidiaries.  All significant intercompany balances and transactions have been eliminated.
Cash and Cash Equivalents:
     For purposes of reporting cash flows, the company considers all commercial paper with a purchased maturity of three months or less to be cash equivalents.
Inventories:
     Inventories are valued at the lower of cost or market.  Cost for approximately one half of inventories is determined on the last-in, first-out (LIFO) method and the remaining one half on the first-in, first-out (FIFO) method.
Property and Equipment:
     Property and equipment are stated at cost and are depreciated over their estimated useful lives of 20 to 45 years for buildings and 4 to 12 years for machinery and equipment.
Depreciation is computed primarily on the straight-line method.
Income Taxes:
     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities will be adjusted for the effects of changes in tax laws and rates on the date of enactment.  See
Note 3 regarding a change in the method of accounting for income taxes.
Net Income per Share:
     Net income per share is computed based upon the weighted average number of common shares outstanding during the year.  Issuance of the shares upon exercise of all options outstanding would not have a material effect upon net income per share.

Note 2.
Inventories
     The FIFO cost of LIFO inventories would have been $1,225,000, $1,430,000, and
$1,248,000 higher at December 31, 1993, 1992 and 1991, respectively, than at LIFO values.
Reductions of inventory quantities in 1993 and 1992 resulted in a liquidation of LIFO inventory quantities carried at costs prevailing in prior years which were lower than current costs.  The effect of this reduction in 1993 was to increase net income by approximately $127,000 or $.01 per share, net of additional decrease to the reserve due to current year price changes.  The effect on net income for 1992 was not material.

Note 3.
Accounting Change and Income Tax Matters
     Effective January 1, 1993, the company adopted FASB Statement No. 109, Accounting for
Income Taxes.  The adoption of Statement 109 changes the company's method of accounting for income taxes from the deferred method to a liability method.  Under the deferred method, the company deferred the past tax effects of timing differences between financial reporting and taxable income.  As explained, in Note 1, the liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.  The effect on earnings of adopting this statement was not material.




     The components of income tax expense for the years ended December 31, 1993, 1992 and
1991 were as follows:


                                             1993             1992           1991
            Current
                 Federal . . . . . . .    $1,797,064       $1,010,085     $2,364,926
                 State . . . . . . . .       539,072          248,738        509,629
            Deferred
                 Federal . . . . . . .       290,227      (    15,975)   (    49,043)
                 State . . . . . . . .        25,237      (     5,248)   (    26,757)
                                          $2,651,600       $1,237,600     $2,798,755
                                          ==========       ==========     ==========

     The differences between the amounts of reported total income tax expense and the amounts computed by multiplying income before income tax by applicable statutory federal income tax rates for the years ended December 31, 1993, 1992 and 1991 are as follows:



                                   1993                1992           1991
Income tax
  computed at
  statutory
  federal income
  tax rates . . . .             $2,343,472          $1,092,962     $2,466,371
Increase
  (decrease) in
  taxes resulting
  from:
  State income
     taxes, net of
     federal
     income tax
     benefit  . . .                372,444             160,703        312,781
  Other net . . . .            (    64,316)        (    16,065)        19,603
Income taxes  . . .             $2,651,600          $1,237,600     $2,798,755
                                ==========          ==========     ==========












                                            39


     Net deferred tax liabilities consist of the following components at December 31, 1993 and 1992:

                                        1993                     1992
Deferred tax liabilities,
  accelerated depreciation           $2,746,315               $2,360,097

Deferred tax assets:
  Reserve for environmental
  expenditures                        1,095,817                1,214,320

  Inventory capitalization
  and allowances                        213,029                  157,886

  Accrued pension and
  vacation benefits                     406,863                  255,506

  Other expenses not
  deductible currently, net             186,676                  203,919

                                     $1,902,385               $1,831,631

Net deferred tax
liabilities                          $  843,930               $  528,466
                                     ==========               ==========

     The components giving rise to the net deferred tax liabilities described above have been included in the accompanying balance sheets at December 31, 1993 and 1992.  The 1992 balance sheet has been restated to adopt the following classification of deferred tax assets and liabilities, which had previously been reported as a non-current liability.


                                        1993                     1992
Current Assets                       $1,902,385               $1,831,631

Non Current Liabilities               2,746,315                2,360,097

Net Deferred Tax Liabilities         $  843,930               $  528,466
                                     ==========               ==========

Note 4.
Pension Plan and Retirement Plan
     The company and its subsidiaries have a defined benefit retirement plan covering substantially all employees.  The company accounts for the plan in accordance with generally accepted accounting principles which require, in general, that the cost of benefits be accrued during the period of employee service.  The company's funding policy is to make the minimum annual contribution, if required by applicable regulations, plus such amounts as the company may determine to be appropriate from time to time.



                                            40

     Net pension cost for the company's defined benefit pension plan consisted of the following components for the years ended December 31, 1993, 1992 and 1991:

                                        1993         1992            1991
       Service cost
         (benefits
         earned)                     $  603,316   $  506,901      $ 494,599
       Interest cost on
         projected benefit
         obligation                     734,383      689,659        632,078
       Actual return on
         plan assets                ( 1,021,585) (   573,036)    (1,095,258)
       Net amortization
         and deferral                    18,419  (   404,365)       231,085
                                    $   334,533   $  219,159      $ 262,504
                                    ===========   ==========      =========

     The following assumptions were used in actuarial calculations for the company's defined benefit pension plan for the years ended December 31, 1993, 1992 and 1991:

                                             1993           1992           1991
Weighted average discount rate                 7%             8%           8.5%

Rate of increase in future compensation:
     Salaried employees                        5%             6%           6.5%

     Hourly employees                          4%             5%           5.5%

Expected long-term return on assets           8.5%           8.5%          8%



                                                              1993               1992
       Actuarial present value of
         benefit obligations:
         Vested benefits. . . . . . . . . . . . . . .      $8,074,970         $6,236,506
                                                           ==========         ==========

         Accumulated benefits . . . . . . . . . . . .      $8,783,760         $6,757,276
                                                           ==========         ==========

       Projected benefits . . . . . . . . . . . . . .    ($11,584,117)       ($9,331,156)

       Plan assets at fair value,
            consisting primarily of cash
            equivalents, common stocks,
            and insurance contracts . . . . . . . . .      10,420,047          9,677,917





                                                              1993               1992
       Plan assets (under) in excess of
            projected benefit obligation. . . . . . .     ( 1,164,070)           346,761
         Unrecognized net loss. . . . . . . . . . . .       1,482,974            500,086
         Unrecognized net obligation
            from January 1, 1987. . . . . . . . . . .     (   773,640)       (   967,050)


         (Liability) included on
            balance sheet . . . . . . . . . . . . . .     ($  454,736)       ($  120,203)
                                                           ==========         ==========

     The company and its subsidiaries also have a defined contribution plan.  Expense incurred on behalf of this plan was $867,000, $791,000 and $656,000 in 1993, 1992 and 1991,
respectively.

Note 5.
Long-Term Debt and Line of Credit
     The company has outstanding senior unsecured notes payable in the amount of
$10,000,000.  The notes are due in annual installments of $1,250,000, beginning in 1995, with a final payment due in 2002.  Interest at 7.50% is payable semi-annually.  The note agreement contains various restrictive covenants, including maintenance of minimum consolidated net worth, which restricts the amount of dividends.  Approximately $6,200,000 of retained earnings were available for dividends at December 31, 1993.

     The company has an agreement with a bank to borrow $1,000,000 in 1994 on an unsecured basis, to be repaid in quarterly installments of approximately $26,000 over a 9 year period, plus interest at 7.06%.

     The company also has available $5,000,000 in a line of credit with a bank.  At
December 31, 1993 and 1992, there were no outstanding borrowings under the line, nor were there any borrowings under the line at any time during 1993 or 1991.  The maximum amount outstanding at any month-end during 1992 was $1,000,000.  The average amount outstanding during 1992, computed on month-end balances, was $250,000.  The weighted average interest rate during 1992, computed on months outstanding, was 4.57%.

     Total interest expense was $740,844 for 1993 and $218,000 for 1992 (none in 1991).


Note 6.
Stock Participation Plans
     The company has options outstanding under key employee stock option plans.  Options expire five years from the date of grant, are non-transferable other than at death, and are exercisable 25% at the end of one year, one and one-half years, two years, and three years after date of grant.  The option price of the stock is equal to its market value at the date of grant.

     At December 31, 1993 there were 181,031 shares which were exercisable, and 530,275 shares are reserved for future issuance.




                                            42


     A summary of stock option transactions follows:

                                                         Number                 Average
                                                          of                   Price Per
                                                        Shares                   Share
  Outstanding,
       December 31, 1990                                393,500                $  5.90
         Granted                                        148,000                   5.86
         Lapsed                                       (  15,625)                  6.01
         Exercised                                    ( 122,000)                  5.17


     Outstanding,
       December 31, 1991                                403,875                   6.10
         Granted                                        134,500                   5.70
         Lapsed                                       (  17,750)                  6.55
         Exercised                                    (  42,982)                  4.87


     Outstanding,
       December 31, 1992                                477,643                   6.08
         Granted                                         89,100                  10.75
         Lapsed                                       (   5,500)                  5.63
         Exercised                                    ( 166,018)                  6.42


     Outstanding,
         December 31, 1993                              395,225                   7.00
                                                       ========


     For all other employees, the company will give one share of Brenco stock for each four shares purchased by the employee up to 10% of his or her base compensation.  Under this plan, shares were issued as follows:  1,945 in 1993, 3,268 in 1992, and 2,700 in 1991.

     The company has a restricted stock plan which provides for the award of shares of common stock to key employees.  The company has reserved 100,000 shares of unissued common stock for this plan.  The period of restriction ranges from 2 years to 5 years.  During the period of restriction the employee will have the right to vote such shares and to receive dividends. There were 16,000 shares granted under this plan for the year ended December 31,
1993, 16,750 granted in 1992, and 11,500 granted in 1991.

Note 7.
Export Sales and Major Customers
     Sales to foreign customers amounted to $17,849,000 in 1993, $11,094,000 in 1992, and
$14,147,000 in 1991.  No one customer accounted for more than 10% of sales in 1993, 1992, or 1991.






Note 8.
Commitment and Contingent Liability
     During 1990, the company received a cost estimate for a proposed remediation plan from outside consultants who had been conducting environmental studies at a former foundry site that has been inactive since 1979.  The results of the studies indicated that the estimated costs of the proposed remediation plan would be $2,600,000.  Based on this estimate, the company established a reserve for this amount believing it to be a reasonable estimate of the expenditures to be incurred.  The reserve was increased by $300,000 in 1991 and
$300,000 in 1992 in anticipation of the impact of inflation on estimated costs of the proposed remediation plan.  In November, 1992 the company received approval from the appropriate state regulatory agency to proceed with a plan of actual site restoration.  The remediation process began in December, 1992.

     During 1993, the company and outside consultants reevaluated the expected cost estimate of the remediation plan.  Based on the results of this study, an additional
$2,300,000 has been recorded to the reserve to account for the expected cost to complete the remediation plan.  Actual costs may differ from the reserve which has been established.

     The effects of the special charge recorded in 1993 for the estimated additional expenditures was to reduce net income by approximately $1,414,000 or $.14 per share.  The charges in 1992 and 1991 decreased net income by approximately $185,000, or $.02 per share in each year.


































                                            44

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Brenco, Incorporated
Petersburg, Virginia

We have audited the accompanying consolidated balance sheets of Brenco, Incorporated and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brenco, Incorporated and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As described in Note 3 to the consolidated financial statements, the company changed its method of accounting for income taxes in 1993.

                                             McGladrey & Pullen


Richmond, Virginia
January 31, 1994


Selected Financial Data

                                   (In thousands, except per share amounts)
                             1993         1992         1991       1990        1989

Net sales . . . . . . .    $98,724      $83,652      $78,600    $73,063      $70,291
Net income. . . . . . .      4,241        1,977        4,455      3,829        2,974
Net income
  per share . . . . . .        .43          .20          .46        .40         .31
Total assets  . . . . .     69,802       65,074       51,783     49,330       48,325
Long-term debt. . . . .     10,000       10,000
Cash dividends
  declared per share. .        .20          .20          .20        .20         .20


Management's Discussion and Analysis of
Financial Condition and Results of Operations


Results of Operations
     Net sales in 1993 increased 18% over sales in 1992, to $98,724,000. Railroad products and services were up 20%, to $79,859,000 which accounted for the major portion of the increase. Export sales of railroad products, which were off $3,053,000 in 1992 compared to 1991, recovered nicely to $17,849,000, an increase of $6,755,000. Sales for Quality Bearing Service
(QBS), our reconditioning subsidiary, were up $7,837,000 as we continue to gain market share. The revenues of Rail Link, our rail switching subsidiary were up $1,096,000, with the addition of three additional switching locations.

     Net sales in 1992 increased 6% over sales in 1991, to $83,652,000. Automotive forgings were up $4,071,000, or 59% while railroad products and services were down $442,000. Sales for QBS were up $4,453,000 in 1992 over 1991 due principally to market share gains. The growth of QBS revenues helped offset the $3,053,000 decline in export sales in 1992 compared to 1991, resulting in a slight decrease in railroad products and services over 1991.

     Operating income rose 167% in 1993 to $9,311,000, compared to $3,488,000 in 1992. The increase in operating income in 1993 was primarily the result of higher sales volumes and improvement in margins in our QBS subsidiary. In the fourth quarter of 1993 a special charge to earnings was made in the amount of $2,300,000, representing anticipated environmental expenditures for our former foundry site that has been inactive since 1979. As a consequence, net income for 1993 was $4,241,000 or $.43 per share, compared to $1,977,000 or $.20 per share in 1992, an increase of 115%.

     Net income for 1992 was $1,977,000, or $.20 per share, compared to $4,455,000 or $.46 per share in 1991, a decrease of 56%. While sales were higher in 1992, growth came in lower margin businesses. This coupled with depressed pricing in our principal product line, bearings for new railcars and bearing reconditioning services, resulted in reduced earnings.

Liquidity and Capital Commitments

     Cash and cash equivalents were $3,582,000 at December 31, 1993, compared to $6,218,000 at the end of 1992 and $1,387,000 at the end of 1991.

     Capital expenditures totaled $8,815,000 in 1993, compared to $5,533,000 in 1992 and $4,421,000 in 1991. Capital expenditures in 1994 are expected to increase to approximately $9,613,000, which includes $2,890,000 of carryovers from prior years plus $6,723,000 in new projects approved for 1994. We expect to finish the Puddledock plant site cleanup in the first quarter.

     During 1992 we completed the placement of $10,000,000 in senior unsecured notes, to provide funding for our planned capital outlays and environmental expenditures.

     During 1993 we increased our investment in accounts receivable by $1,711,000, to $14,565,000. Two invoices, which were due for payment by December 31, totaling $1,538,000 were not collected until early January.

     The ratio of current assets to current liabilities was 4.23 at December 31, 1993, as compared to current ratios of 5.01 and 7.75 at the end of 1992 and 1991, respectively. The total amount of working capital decreased by $2,257,000 to $28,307,000 at the end of 1993. This compares to $30,564,000 and $24,240,000 at the end of the prior two years. The increase in 1992 over 1991 was the result of the placement of the senior notes while the decrease in 1993 from 1992 is the result of putting the monies from the senior notes to use.

     The company has a $5,000,000 revolving line of credit. This line was not used during 1993. Management believes that its cash balances and earnings before depreciation charges in the coming year will be adequate to cover its capital needs and dividend payments for 1994.