Form 10-K
BRENCO INC
filed 1995-03-24
CIK 14029

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-K
(Mark One)
   (X)         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1994

                                      OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        Commission  File Number 0-6839

                             BRENCO, INCORPORATED
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Virginia                               54-0493835
--------------------------------        ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

    One Park West Circle
    Midlothian, Virginia                             23113
--------------------------------        ------------------------------------
(Address of principal executive                     (Zip Code)
           offices)

Registrant's telephone number, including area code (804) 794-1436
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange on
       Title of Each Class                             Which Registered
       -------------------                         -------------------------
            None                                            None
-----------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1 Par Value
----------------------------------------------------------------------------
                               (Title of Class)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                           [ ]


       As of February 24, 1995, there were 10,108,116 shares of common stock outstanding and the aggregate market value of common stock of Brenco, Incorporated held by nonaffiliates was approximately $89,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Information from the following documents has been incorporated by reference in this report:

Annual Report to shareholders for year ended December 31, 1994 - Part II

Proxy Statement dated March 10, 1995 - Part III

                                    PART I
Item 1.  Business

General

          Brenco, Incorporated was founded in 1949. Initially Brenco was engaged in the manufacture and sale of bronze bearings for use on railroad freight cars. In the early 1960s Brenco expanded into the manufacture and sale of tapered roller bearings for use on railroad freight cars and in recent years has begun the manufacture and sale of automotive forgings. Brenco also services and repairs used railroad bearings, and manufactures lubrication seals for use in railroad bearings and for sale to third parties. In 1979 Brenco discontinued the manufacture of bronze friction bearings.

          The customer base for Brenco's products and services is made up of major railroads, car builders and automobile manufacturers, of which there are a limited number. During 1994, sales to Trinity Industries, Inc., CSX and Ford Motor Company amounted to $12,850,000, $9,704,000 and $8,926,000, or approximately 10.9%, 8.2% and 7.6% of 1994 net sales, respectively. Accounts receivable at December 31, 1994, includes $596,000, $1,332,000 and $963,000 for the above customers, respectively.

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

          In 1994, sales of automotive forgings represented 10.6% of Brenco's business. Automotive forgings sales amounted to $12,451,000 in 1994, $11,637,000 in 1993 and $10,942,000 in 1992. These products are sold principally to original equipment manufacturers.

          Export sales to India, Canada, Brazil, Mexico, Australia and to FAG for their worldwide markets amounted to $17,491,000 in 1994, $17,849,000 in 1993 and $11,094,000 in 1992. Brenco has no foreign manufacturing facilities and all products manufactured for export sales are manufactured at Brenco's Petersburg, Virginia facilities. Payment for export sales, other than Canadian, FAG and Australian sales, is made through the utilization of letters of credit. The Company believes the profitability of its export business is approximately the same as its domestic business.

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

          Carolina Coastal Railway, Inc. and Commonwealth Railway, Inc., wholly-owned subsidiaries of Rail Link, Inc. operate short line railroads in North Carolina and Virginia. In performing this service, railcars are moved over the short line route from the railroad to the ultimate customer. All short line operations are under 25 miles in length.

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

Backlog

          Brenco's backlog of orders at December 31, 1994 was approximately $51,494,000, compared to $9,000,000 and $19,900,000 at December 31, 1993 and
1992, respectively. The backlog at December 31, 1994, represented 5.2 months of sales based upon average monthly sales for 1994. This compares to 1.2 months of sales for 1993.

          As demand for tapered roller bearings for new railcars increased in 1994, lead times were extended. With extended lead times, it became imperative that customers enter orders earlier and for longer periods of time. Many of our customers have placed orders with us through the first quarter of 1996. We are virtually sold out for 1995 and the backlog reflects this situation.

Raw Materials and Energy Use

          Raw materials used in Brenco's business consist principally of high-grade steel bars, sheet and strip, wire and tubing. Such products are available from a number of major steel producers, both domestic and foreign. To date Brenco has experienced no difficulty in obtaining adequate supplies of these raw materials for production purposes. However, lead times for steel have been extended, dictating the need for good forecasting and advance ordering in anticipation of shipping at record levels. Brenco does not have any long-term supply contracts.

          Brenco is a significant user of electricity. Natural gas is also used in one department. Brenco has had no difficulty in obtaining adequate gas supplies to date, nor has Brenco received any indication that its supply of electricity will be restricted or curtailed in the foreseeable future.

Capital Expenditures, Plant Expansion and Research

          Brenco's capital expenditures were $5,871,000 in 1994.

          Brenco's capital expenditure budget for 1995 is approximately $13,696,000, the major project being a new reconditioning facility in Little Rock, Arkansas, increased capacity and new business as well as maintaining continuity of operations.

          In 1993, the Company purchased from Epilogics, Inc., an engineering design firm in California, the rights to a one-way clutch design for automotive transmissions. The MD clutch has the potential for substantially increasing the future sales of our Powertrain Products division, but will require substantial development and marketing efforts in order to gain acceptance of the product by the major U.S. automobile manufacturers.

          The amount spent on research and development during Brenco's three most recent fiscal years is not material.

Environmental Matters

          During 1994, the Company completed an environmental remediation project at the Company's original manufacturing site at Puddledock Road in Petersburg, Virginia. The total cost of the remediation project was approximately $7,000,000 which has been charged to income in various amounts each year since 1989.

          The effect of these special charges in 1994 was to reduce net income by $915,000 or $.09 per share. The charges in 1993 decreased net income by $1,414,000 or $.14 per share.

          The Company believes the remediation project to be complete.

Employees

          Brenco had 915 employees at December 31, 1994. Though union organization campaigns have been conducted at its Petersburg, Virginia plant on several occasions in prior years, Brenco is not a party to any collective bargaining agreement. Brenco believes its employee labor relations are good.

Item 2.  Properties

          At December 31, 1994 Brenco operated a total of four manufacturing plants located on approximately 150 acres of land in Petersburg, Virginia. The four plants and surrounding facilities adjacent to its headquarters occupy approximately 60 of the 150 acre tract. The plants in Virginia are on land owned by Brenco. Brenco's production facilities at its Petersburg, Virginia plant occupy approximately 400,000 square feet of production area.

          In general, the buildings are in good condition, are considered to be adequate for the uses to which they are being put and are in regular use. At December 31, 1994 Brenco was operating at approximately 90% of capacity at its Petersburg manufacturing facility.

          Reconditioning plants are operated by Brenco affiliates at three locations in various states. Two of these facilities are leased and one is owned by Quality Bearing Service of Missouri, Inc. These plants are not considered material.

          The Company leases approximately 14,000 square feet of a three story concrete and steel building in good condition in Midlothian, Virginia. Approximately 40 people are located at this location including Administration, Finance and Marketing personnel.

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

          In January, 1991, the Company was advised by GE that CDOT, MTA and GE had reached a settlement agreement in 1990 concerning the lawsuits on terms not disclosed by GE. On February 4, 1991 GE filed companion lawsuits against the Company and another major domestic bearing manufacturer in the Federal District Court of Connecticut alleging defects in the roller bearings sold to GE for use on the railroad passenger cars involved in the lawsuits previously settled with CDOT and MTA. In the present suits, GE is attempting to recover from the Company and the other bearing manufacturer the settlement cost and defense expenses it incurred in settling the earlier lawsuits. In September 1992, discovery and counter-discovery proceedings were initiated by the parties. The suits have been pending approximately 4 years. The Company believes it has meritorious defenses to the claims alleged against it by GE. The Company has primary liability insurance coverage applicable to claims such as these and excess coverage in an amount the Company believes to be more than sufficient to cover this exposure. The primary insurance carrier has indicated to the Company that no substantial issues appear to exist regarding the applicability of the Company's primary insurance coverage to the transactions at issue in this litigation.

          On June 16, 1994, the Company and four of its subsidiaries filed an action in the United States District Court for the Eastern District of Virginia against Roller Bearing Industries, Inc. ("RBI"). The Company and its subsidiaries asserted claims under the federal Lanham Act as well as common law fraud and unfair competition. RBI filed a counterclaim against the Company for violation of federal and state antitrust laws, defamation and tortious interference with contract. After a trial on January 17-19, 1995, a jury found for RBI on its defamation claim and awarded compensatory damages in the amount of $374,000. The jury returned a verdict for the Company on the remainder of RBI's claims and returned a verdict for RBI on the Company's claims. The Court, on March 7, 1995, denied RBI's motion for award of attorney fees, but awarded RBI $25,000 for certain expenses. The Company has filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit.

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

         Needham B. Whitfield, age 58, has served as Chief Executive Officer and Chairman of the Board of Directors of the Corporation since 1985. Mr. Whitfield was a principal in the firm of Harper and Whitfield, P. C., Certified Public Accountants, until August 1989. Mr. Whitfield is the brother-in-law of John C. Kenny, a director.

         J. Craig Rice, age 47, has served as President, Chief Operating Officer and Director of the Corporation since 1985 and is responsible for overall corporate policy.

         Jacob M. Feichtner, age 57, has served as Executive Vice President, Secretary and Director of the Corporation since 1985.

         Robert V. Lawrence, age 57, has served as Vice President of Engineering since 1984.

         Howard J. Bush, age 41, has served as Vice President of Marketing and Sales since 1989.

         Evan J. Roberts, age 39, has served as Vice President of Operations since 1994. Mr. Roberts previously served as Vice President, Harsco Corporation, a manufacturer of heavy duty trucks and school buses, from 1990-1994.

         S. Bruce Saunders, II, age 34, has served as Treasurer since 1994. Mr. Saunders previously held various positions with the Company from 1991-1994, including Financial Projects Manager and Director of Strategic Planning & Capital Management. Prior to that he served as Manager, Banking & Cash, Chesapeake Corporation, from November 1989 through March 1991.

         Donald E. Fitzsimmons, age 53, has served as Vice President of Railroad Sales since 1994. Prior to 1994, Mr. Fitzsimmons held the following positions with the Company: Regional Sales Manager, Assistant Vice President - Sales and Vice President - Railroad Sales.


                                    PART II

Item 5. Market for Brenco, Incorporated Common Stock and Related Shareholder Matters

         The principal market in which the Common Stock of Brenco, Incorporated is traded is the NASDAQ Over-the-Counter-National Market System. The high and low sales prices for the Common Stock on the NASDAQ Over-the-Counter-National Market System and the dividends paid per Common Share for each quarter in the last two fiscal years are incorporated by reference to page 4 of the 1994 Annual Report. For information on restrictions on payment of dividends, see Note 5 of Notes to Consolidated Financial Statements under item 8 of this Report.

         The approximate number of shareholders of record on February 24, 1995 was 2,118 (including brokers, dealers, banks and other nominees participating in The Depository Trust Company).

Item 6.  Selected Financial Data

         Information required by this item is incorporated by reference to the Brenco Annual Report to shareholders, page 14.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of
          Operations

         Information required by this item is incorporated by reference to the Brenco Annual Report to shareholders, pages 14 and 15.

Item 8.  Financial Statements and Supplementary Data

         Information required by this item is incorporated by reference to the Brenco Annual Report to shareholders as follows:

         Financial Statements and Independent Auditor's Report - pages 5 through 13.

         Supplementary data - page 4, the information under "Selected Quarterly Data".

Item 9.  Changes in and Disagreements with Accountants on Accounting and
Financial
          Disclosure

          None.
                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

         Information required by this item concerning directors of the registrant is incorporated by reference to the Brenco Proxy Statement dated March 10, 1995, pages 4 and 5 under "Election of Directors". Information on the executive officers of the registrant is included in Part I under the caption "Executive Officers of the Registrant".

Item 11.  Executive Compensation

         Information required by this item is incorporated by reference to the Brenco Proxy Statement dated March 10, 1995, pages 6 through 10 under "Executive Compensation".

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information required by this item is incorporated by reference to the Brenco Proxy Statement dated March 10, 1995, pages 1 through 3 under "Security Ownership of Certain Beneficial Owners and Management".

Item 13.  Certain Relationships and Related Transactions

         Information required by this item concerning certain relationships is incorporated by reference to the Brenco Proxy Statement dated March 10, 1995, page 5, footnote (1) through (3), under "Election of Directors."




                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K:

     (a)  1.  Financial Statements:


         The following statements are incorporated in Part II, Item 8 by reference to the Brenco Annual Report to Shareholders (page references are to page numbers in the Brenco Annual Report):

                                                            Page Number
                                                            -----------
          Independent Auditor's Report                            13

          Consolidated Balance Sheets as of
               December 31, 1994 and 1993                          7

          Consolidated Statements of Income for
               the three years ended December 31, 1994,
               1993 and 1992                                       5

          Consolidated Statements of Shareholders' Equity
               for the three years ended December 31, 1994,
               1993 and 1992                                       6

          Consolidated Statements of Cash Flows for the
               three years ended December 31, 1994, 1993
               and 1992                                            8

          Notes to Consolidated Financial Statements            9 - 12

(a) 2.  Financial Statement Schedules:

          Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

          (a)  3.     Exhibits

               3.1    Articles of Incorporation, as amended.
                      (incorporated herein by reference to Form SE dated March 27, 1991).

               3.2    Bylaws, as amended.
                      (incorporated herein by reference to Exhibit 3.2 included in the Company's Report on Form 10-K for the year ended December 31, 1993, as amended on Form 10-K/A, Amendment No. 1).

               4.1 Note Agreements dated as of September 1, 1992, providing for the issuance in the aggregate of $10,000,000 7.50% Senior Notes due May 1, 2002 (incorporated herein by reference to Form SE dated March 26, 1993).

              10.1 Employment Agreement dated as of September 8, 1983, between the Company and J. Craig Rice (incorporated herein by reference to Form SE dated March 26, 1993).

              10.2 Employment Agreement dated as of September 8, 1983, between the Company and Jacob M. Feichtner (incorporated herein by reference to Form SE dated March 26, 1993).

              10.3 Employment Agreement dated as of September 8, 1983, between the Company and Robert V. Lawrence (incorporated herein by reference to Exhibit 10.3 included in the Company's Report on Form 10-K for the year ended December 31, 1993, as amended on Form 10-K/A, Amendment No. 1).

              10.4 1987 Restricted Stock Plan of the Company (incorporated herein by reference to the Company's Proxy Statement for the 1987 Annual Meeting of Stockholders dated March 13,
                      1987).

              10.5 1988 Stock Option Plan of the Company, as amended (incorporated herein by reference to Exhibit 10.5 included in the Company's Report on Form 10-K for the year ended December 31, 1993 as amended on Form 10-K/A, Amendment No.
                      1).

              10.6    Executive Incentive Retirement Plan.

              13. Portions of the 1994 Annual Report to Shareholders which are incorporated by reference into this Report on Form 10-K.

              21.     Subsidiaries of the registrant.

              23.     Consent of Independent Auditors.

              27.     Financial Data Schedules.


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

          Employment Agreement dated as of September 8, 1983, between the Company and Robert V. Lawrence - Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (as amended on Form 10-K/A, Amendment No. 1).

          1987 Restricted Stock Plan of the Company - Exhibit A to the Company's Proxy Statement for the 1987 Annual Meeting of Stockholders dated March 13, 1987.

          1988 Stock Option Plan of the Company, as amended April 15, 1993 -
Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (as amended on Form 10-K/A, Amendment No. 1).

          Executive Retirement Incentive Plan - Exhibit 10.6 to the Company Annual Report on Form 10-K for the year ended December 31, 1994.

          (b) Reports on Form 8-K

          There were no reports on Form 8-K for the three months ended December 31, 1994.


                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BRENCO, INCORPORATED

March 24, 1995                     BY:  /s/  J. Craig Rice
                                        --------------------------
                                             J. Craig Rice
                                               President
                                         (Chief Operating Officer)

March 24, 1995                     BY:  /s/  Jacob M. Feichtner
                                        --------------------------
                                             Jacob M. Feichtner
                                          Executive Vice President &
                                                Secretary
                                         (Chief Financial and
                                           Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                               Chairman of the
/s/    Needham B. Whitfield    Board and Chief Executive
-------------------------------Officer and Director              March 24, 1995
       Needham B. Whitfield

                               President and Chief Operating
/s/    J. Craig Rice           Officer of the Company
-------------------------------and Director                      March 24, 1995
       J. Craig Rice

                               Executive Vice President &
/s/    Jacob M. Feichtner      Secretary of the Company
-------------------------------and Director                      March 24, 1995
       Jacob M. Feichtner

/s/    Steven M. Johnson       Director                          March 24, 1995
-------------------------------
       Steven M. Johnson

/s/    John C. Kenny           Director                          March 24, 1995
-------------------------------
       John C. Kenny

/s/    James M. Wells III      Director                          March 24, 1995
-------------------------------
       James M. Wells III

/s/    Frederic W. Yocum, Jr.  Director                          March 24, 1995
-------------------------------------
       Frederic W. Yocum, Jr.

                                                                 EXHIBIT 10.6

                      BRENCO, INCORPORATED
               EXECUTIVE RETIREMENT INCENTIVE PLAN
                         January 1, 1995

     Brenco, Incorporated (the "Company"), hereby adopts the Brenco, Incorporated Executive Retirement Incentive Plan (the "Plan") for the benefit of the eligible officers and executive employees of Brenco, Incorporated, effective January 1, 1995.

     1.   Definitions.

          A. "Actuarial Value" - means "Actuarial Value" as defined in the Retirement Plan.

          B.   "Average Compensation" - means "Average
               Compensation" as defined in the Retirement Plan except that, for purposes of the Plan, Average Compensation shall include 100% of any bonuses, commissions or other cash incentives received by a Participant instead of 75% as prescribed in the Retirement Plan.

          C. "Base Benefit" - means an amount equal to three percent (3%) of a Participant's Average Compensation multiplied by his Years of Benefit Service, up to a maximum of 20 years, determined at the time that benefit payments commence under the Plan.

          D. "Committee" - means the Compensation Committee of the Board of Directors of the Employer.

          E. "Employer" - means Brenco, Incorporated and any of its affiliates.

          F. "Offset Benefit" - means an amount equal to the sum of(i) the single life annuity retirement benefit which would be payable to the Participant under the Retirement Plan, and (ii) the Participant's Social Security Benefit, both of which to be determined as of the time that benefit payments commence under the Plan.

          G.   "Normal Retirement Age" - means age 62.

          H. "Participant" - means an employee designated by the Committee as eligible to participate in the Plan. The Committee may at any time terminate an employee's designation as a Participant, in which case such employee's "Base Benefit" will be frozen, but his "Offset Benefit" may continue to increase. A Participant shall cease being a Participant in the event that his employment terminates prior to his attaining age 55 other than on account of his death or disability.

          I.   "Plan Year" - means the calendar year.

          J.   "Retirement Plan" - means the Brenco Retirement
               Plan.

          K. "Social Security Benefit" - means the projected monthly retirement benefit which a Participant would be entitled to receive under the Social
               Security Act at age 62.

          L.   "Years of Vesting Service" - means "Plan Years of
               Service" as determined under the Retirement Plan for vesting purposes.

          M.   "Years of Benefit Service" - means "Years of
               Benefit Service" as determined under the Retirement Plan for benefit accrual purposes.

     2. Purpose. The Plan is intended to advance the interests of the Company by providing a financial incentive to certain officers and other key executive employees to retire from the Company at or before attaining the Normal Retirement Age.

     3.   Administration of Plan.   The Plan shall be administered by
          the Committee. The Committee shall have the right to interpret the Plan, and all decisions of the Committee with respect to the Plan shall be binding on all Participants.

     4.   Eligibility and Participation.   The Committee may from time
          to time select those employees whom the Committee shall recommend to the Board of Directors of the Company (the "Board") for participation in the Plan. In selecting those employees who shall be recommended at any time, the Committee shall consider the position and responsibilities of the eligible employees, the total cash compensation and value of their services to the Company, and such other factors as the Committee deems pertinent.

          As promptly as practicable after the Committee makes recommendations to the Board, the Board shall approve the recommendations of the Committee and each employee who is designated as a Participant in the Plan shall be advised in writing of such designation.

     5. Eligibility for Retirement Incentive Benefit Payments and Computation of Benefit Amount. In order for a Participant to be eligible to receive the Retirement Incentive Benefit described below, except as provided in Sections 7,8 and 9 below, he must (a) retire before the first day of the calendar quarter next following the date on which he attains the Normal Retirement Age, (b) have at least five (5) Years of Vesting Service on the date that he retires, and (c) be at least fifty five (55) years old on the date that he retires.

          The Retirement Incentive Benefit shall be an amount equal to the excess, if any, of the Participant's Base Benefit over the Participant's Offset Benefit.

     6. Payments Following Retirement On or Before the Normal Retirement Age. If the conditions set forth in Section 5 are satisfied, the Retirement Incentive Benefit shall be payable monthly for the Participant's life commencing on the first day of the calendar quarter next following the date that the Participant retires.

          If Retirement Incentive Benefit payments commence before the first day of the calendar quarter next following the date that the Participant attains the Normal Retirement Age, the Retirement Incentive Benefit payment shall be reduced in accordance with the table set forth below:

     Age When Payments Commence         Percentage of Benefit Payable *
               62                                 100%
               61                                  95%
               60                                  90%
               59                                  85%
               58                                  80%
               57                                  75%
               56                                  68.8%
               55                                  63.2%

     * adjusted on a monthly basis for payments which commence between birthdates

          After taking into account the reduction described above, if any, the Retirement Incentive Benefit shall be paid in such form as the Participant elects among the forms of payment available under the Retirement Plan; provided, however, that such payments will be reduced, in accordance with computations made by an actuary engaged by the Plan, in the event that the benefit is paid in any form other than a Single Life Annuity for the life of the Participant.

     7. Payments Following a Participant's Disability. In the event a Participant's employment terminates on account of his disability, as defined in the Retirement Plan, before benefit payments have commenced pursuant to Section 6 above, Retirement Incentive Benefit Payments will commence on the date that benefit payments are first made to the Participant under the Retirement Plan.

     8. Payments to a Spouse Following a Participant's Death. If a Participant dies after benefit payments have commenced under the Plan, his spouse or other beneficiary will be entitled to receive benefit payments only if the form of benefit payment originally selected by the Participant provides for the continuation of benefit payments.

          If a Participant who has been married to his spouse for at least one year at the time of his death dies after attaining age 55 with at least five (5) Years of Vesting Service before benefit payments have commenced under the Plan, the Participant's spouse will receive benefit payments under the Plan commencing on the first day of the calendar month immediately following the month in which the Participant died. Such benefit shall be in the form of a single life annuity payable monthly for the life of the Spouse. The amount of such annuity shall equal the survivor annuity to which the spouse would have been entitled under the Plan determined as if benefit payments to the Participant had commenced on the day preceding the day of his death under the Joint and 50% Spouse Survivor Annuity form of payment.

          If a Participant who has been married to his spouse for at least one year at the time of his death dies prior to attaining age 55 with at least five (5) Years of Vesting Service, the Participant's spouse will receive benefit payments under the Plan commencing on the first day of the calendar month in which the Participant would have attained age 55 had he survived. Such benefit shall be in the form of a single life annuity payable monthly for the life of the spouse. The amount of such annuity shall equal the survivor annuity to which the spouse would have been entitled under the Plan determined as if the Participant had died on the day following the day that benefit payments to the Participant commenced after he had attained age 55 under the Joint and 50% Spouse Survivor Annuity form of payment.

     9. Payments to a Designated Beneficiary Following a Participant's Death. In the event that a Participant who has at least five (5) Years of Vesting Service dies before benefit payments commence under the Plan, his designated beneficiary may be entitled to receive a Supplemental Death Benefit. The Supplemental Death Benefit is an amount, payable in the form of sixty (60) guaranteed monthly payments, equal to the Actuarial Value of the excess of:

       (i) The Actuarial Value of the guaranteed ten-year certain portion of the benefit payment to which the Participant would have been entitled under the Ten-Year Certain and Life Annuity form of payment had he commenced receiving benefit payments under the Plan on the first day of the calendar month coinciding with or next following the later of:

          (A)  the date of his death, or

          (B) the first date on which he could have retired and received benefit payments under the Plan, over

       (ii) The Actuarial Value of the benefit payable to the Participant's spouse, if any, payable under
               Section 8 of the Plan.

          If the Participant dies after attaining age 55 the benefit payable hereunder, if any, will commence on the first day of the calendar month immediately following the month in which the Participant died.

          If the Participant dies prior to attaining age 55, the benefit payable hereunder, if any, will commence on the first day of the calendar month immediately following the month in which the Participant would have attained age 55 had he survived.

     10. Cash-Out Provision. In the event that the present value of any benefit payable under this Plan, as determined by an actuary engaged by the Plan for this purpose, is $20,000 or less, such present value shall be paid to the Participant, his spouse and/or his designated beneficiary as the case may be, in a single lump sum payment as soon as practicable after such determination is made.

     11. Non-Compete Provision. The continuation of benefit payments under the Plan will cease, and the right to all future payments under the Plan will be forfeited, if the Participant, without the written consent of the Company, directly or indirectly enters into or in any manner takes part in any business, profession or other endeavor which shall be in competition with the business of the Company, either as an employee, agent, independent contractor, owner or otherwise in any state or foreign country in which the Company is conducting business.

     12. Limitation on Benefits. No Participant, spouse or beneficiary shall have any right to receive benefits under the Plan prior to the termination of the Participant's employment by the Company.

          In the event that a Participant's employment terminates (i) before he attains the age of fifty five (55) for any reason other than his death or disability, or (ii) on or after the first day of the calendar quarter next following the date that he attains the Normal Retirement Age, or in the event that a Participant breaches the non-compete provision in paragraph 11, all rights of the Participant, his spouse and/or his beneficiary shall be forfeited and all obligations of the Company to make payments or further payments under the Plan shall cease.

          The Plan shall not give the Participant, his spouse, his beneficiary or anyone else any right or claim to specific assets of the Company, regardless of whether the Company establishes a separate account or otherwise provides for funding its liability hereunder.

          The Plan may be modified or amended by the Company at any time, provided however, the benefits payable to any Participant under the Plan determined as of the time of such modification or amendment shall not be reduced by such modification or amendment unless such Participant consents in writing to such reduction.

     13. Waiver of Vesting and Benefit Accrual Limitations. The Committee may, in its sole discretion, waive, modify or amend all or any portion of the provisions of the Plan that have the effect of limiting the amount or the timing of payments that are to be made under the Plan. Such action by the Committee may be made on a case by case basis or may be made with respect to all Participants.

     14.  Miscellaneous Provisions.

       (a)     The Plan shall be governed by the laws of Virginia.

       (b) Each Participant shall designate a beneficiary, in writing, in such form as the Company may prescribe. The Company may rely on such beneficiary designation until such time that it is revoked, in writing, by the Participant. In the event that a Participant fails to designate a beneficiary, the Company shall make all payments which would have been made to the Participant's designated beneficiary to such Participant's estate.

       (c) No benefit payable under this Plan shall be subject in any manner to alienation, sale, transfer, assignment, pledge, attachment, or encumbrance of any kind.

       (d) Nothing contained in this Plan shall be construed as a contract of employment between the Company and any Participant, or as a right of any Participant to be continued in employment by the Company, or as a limitation on the right of the Company to discharge any of its employees with or without cause.

       IN WITNESS WHEREOF, the Plan has been duly adopted as of the 1st day of January, 1995.

                         Brenco, Incorporated



                         By


                                                            EXHIBIT 13

Selected Quarterly Data


(In thousands, except per share amounts)                     1994 Quarters
                                                    1st       2nd       3rd       4th
Net sales                                         $28,124   $29,741   $29,042   $30,990
Gross profit                                        6,631     7,400     7,005     8,547
Net income                                          1,864     2,357     2,218     2,363
Net income per share                                  .19       .23       .22       .23





                                                               1993 Quarters
                                                    1st       2nd       3rd       4th
Net sales                                         $25,613   $27,427   $22,914   $22,770
Gross profit                                        5,723     6,067     4,929     4,754
Net income (loss)                                   1,675     1,767     1,158  (    359)
Net income (loss) per share                          .17        .18       .11  (    .04)




Stock Prices (Wall Street Journal)                       1994                 1993
                                                    High      Low        High      Low
        1st Quarter                                12 1/2     8 1/4      8 3/4     6
        2nd Quarter                                13 1/4     9 1/8     12 3/8     7 7/8
        3rd Quarter                                14        11 1/2     15        11 5/8
        4th Quarter                                13 1/4    11 1/4     12 1/2     9 1/4




Dividends Declared                                            1994                1993
        1st Quarter                                          $ .05               $ .05
        2nd Quarter                                            .05                 .05
        3rd Quarter                                            .06                 .05
        4th Quarter                                            .06                 .05

We have paid a cash quarterly dividend since 1952.
The amount of future dividends is dependent on future earnings, capital requirements and the general condition of the company.

                                                             20


Consolidated Statements of Income

                                                           Years Ended December 31
                                                      1994            1993           1992
NET SALES                                         $117,897,044    $98,723,878    $83,652,308

Costs and Expenses:
     Cost of goods sold                             88,313,611     77,250,896     69,211,320
     Administrative and selling
       expenses                                     14,413,648     12,161,980     10,952,890
                                                   102,727,259     89,412,876     80,164,210

Operating Income                                   15,169,785      9,311,002       3,488,098
Interest Expense                                 (    798,671)    (  740,844)   (    218,000)
Gain (Loss) on Sale of Assets                         972,519     (   11,835)          --
Special Charge for Environmental
     Expenditures (Note 8)                       (   1,490,000)   ( 2,300,000)  (    300,000)
Other Income                                           701,329        634,243        244,496

Income before Income Taxes                          14,554,962      6,892,566      3,214,594
Income Taxes (Note 3)                                5,753,272      2,651,600      1,237,600

NET INCOME                                       $   8,801,690     $4,240,966    $ 1,976,994
============================================================================================
Net Income per Share                             $         .88     $      .43    $       .20
============================================================================================
Weighted Average Number of
     Shares Outstanding                             10,050,454      9,941,909      9,841,396
============================================================================================

See Notes to Consolidated Financial Statements.






















Consolidated Statements of Shareholders' Equity

                                                                    Additional
                                          Common Stock, Issued         Paid-In     Retained
                                          Shares       Par Value      Capital       Earnings
Balance, December 31, 1991               9,799,752  $  9,799,752  $    99,911    $ 34,844,945
  Net income                                                                        1,976,994
     Issuance under stock option and
       stock participation plans            63,000        63,000      293,764           --
Reacquired shares                      (     2,388) (      2,388) (    14,637)          --
     Dividends declared
       ($.20 per share)                                                            (1,969,561)

Balance, December 31, 1992               9,860,364     9,860,364      379,038      34,852,378
     Net income                                                                     4,240,966
     Issuance under stock option and
        stock participation plans          145,148       145,148      637,752           --
     Reacquired shares                  (      167) (        167) (     1,815)          --
     Tax benefit from disqualifying
        disposition of option shares                                  166,524
     Dividends declared
       ($.20 per share)                                                          (  1,991,080)

Balance, December 31, 1993              10,005,345    10,005,345    1,181,499      37,102,264
     Net income                                                                     8,801,690
     Issuance under stock option and
        stock participation plans           80,255        80,255      510,237           --
     Tax benefit from disqualifying
        disposition of option shares                                   29,871
     Dividends declared
       ($.22 per share)                                                          (  2,212,980)

Balance, December 31, 1994              10,085,600   $10,085,600  $ 1,721,607    $ 43,690,974
=============================================================================================


See Notes to Consolidated Financial Statements.















Consolidated Balance Sheets
                                                                         December 31
Assets                                                             1994              1993
Current Assets:
     Cash and cash equivalents                              $  6,650,133        $  3,581,725
     Accounts receivable-net of allowance for doubtful
        accounts of $279,469 (1993-$258,597)                  18,303,819          14,565,163
     Inventories:
        Finished goods                                         3,060,172           4,814,117
        Work in process                                        9,616,104           9,436,818
        Raw material                                           2,893,182           1,877,943
                                                              15,569,458          16,128,878
        Less:  Lifo reserve                                    1,466,351           1,224,802
                                                              14,103,107          14,904,076
        Prepaid expenses                                       1,489,722           1,452,108
        Deferred income taxes (Note 3)                           908,091           1,729,585
        Income taxes recoverable                                 513,003             667,549
          TOTAL CURRENT ASSETS                                41,967,875          36,900,206
Other Assets - Investments at Cost                                55,504              51,139
Property and Equipment:
     Land and improvements                                     4,056,137           2,770,098
     Buildings                                                11,499,555          11,387,143
     Machinery and equipment                                  77,042,859          83,466,123
                                                              92,598,551          97,623,364
     Less:  Accumulated depreciation                          58,053,298          64,945,797
                                                              34,545,253          32,677,567
                                                            $ 76,568,632        $ 69,628,912
============================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt (Note 5)          $  1,354,000        $
     Accounts payable                                          2,665,377           3,413,897
     Dividends payable                                           604,754             500,183
     Compensated absences                                        721,509             615,956
     Accrued liabilities                                       1,705,643             747,142
     Income taxes payable                                        437,677             150,641
     Environmental expenditures (Note 8)                          41,365           2,883,734
          TOTAL CURRENT LIABILITIES                            7,530,325           8,311,553
Pension                                                          921,203             454,736
Deferred Income Taxes (Note 3)                                 3,051,871           2,573,515
Long-Term Debt (Note 5)                                        9,567,052          10,000,000
Shareholders' Equity:
     Preferred stock, par value $1 per share, authorized
        1,000,000 shares; none issued
     Common stock, par value $1 per share, authorized
        15,000,000 shares; issued 10,085,600 shares
        (1993-10,005,345 shares)                              10,085,600          10,005,345
     Additional paid-in capital                                1,721,607           1,181,499
     Retained earnings                                        43,690,974          37,102,264
                                                              55,498,181          48,289,108
                                                            $ 76,568,632        $ 69,628,912
============================================================================================

See Notes to Consolidated Financial Statements.
                                                             23


Consolidated Statements Of Cash Flows

                                                          Years Ended December 31
                                                    1994           1993         1992
Cash Flows From Operations:
     Net Income                                  $8,801,690     $4,240,966   $ 1,976,994
     Adjustments to reconcile net income
     to net cash provided by operations:
        Depreciation                              3,870,130      3,003,015     2,551,721
        Reserve for environmental expenditures    1,490,000      2,300,000       295,600
        Deferred income taxes                     1,299,850        315,464   (    21,223)
        (Gain) loss on sale of property and
          equipment                             (   972,519)        11,835
        Pension expense                             466,467        334,533       219,159
        Other                                                                     72,218
     Changes in the following:
        Accounts receivable                     ( 3,738,656)   ( 1,710,758)  ( 3,643,142)
        Inventories                                 800,969        611,503       312,676
        Prepaid expenses                            156,104        224,827   (   116,648)
        Accounts payable                        (   748,520)     1,038,020   (    36,052)
        Accrued liabilities                       1,064,054    (    74,656)      667,701
        Income taxes                                471,457    (   154,274)  (   211,663)
        Environmental expenditures              ( 4,332,369)   ( 2,611,866)
     Net cash provided by operations              8,628,657      7,528,609     2,067,341

Cash Flows From Investing Activities:
     Acquisition of property and equipment      ( 5,870,798)   ( 8,814,699)  ( 5,532,962)
     Proceeds from the sale of property
        and equipment                             1,105,500          9,888        46,315
     Other investments                          (     4,364)   (    51,139)
     Net cash used in investing activities      ( 4,769,662)   ( 8,855,950)  ( 5,486,647)

Cash Flows From Financing Activities:
     Proceeds from long-term borrowing            1,000,000                   10,000,000
     Principal payments on long-term debt       (    78,948)
     Cash dividends paid                        ( 2,108,408)   ( 1,983,915)  ( 1,966,630)
     Re-purchase of common stock                               (     1,982)  (    17,025)
     Proceeds from issuance of common stock         396,769        676,900       234,014
     Net cash provided by (used in)
       financing activities                     (   790,587)   ( 1,308,997)    8,250,359
Net increase (decrease) in cash and cash
     equivalents                                  3,068,408    ( 2,636,338)    4,831,053
Cash and cash equivalents at beginning
     of year                                      3,581,725      6,218,063     1,387,010
Cash and cash equivalents at end of year        $ 6,650,133    $ 3,581,725    $6,218,063
========================================================================================
Supplemental Disclosures Of Cash Flow
 Information:
     Cash payments for income taxes             $ 4,011,870    $ 2,418,024    $1,470,486
     Cash payments for interest                 $   798,671    $   750,000    $   95,608

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements


Note 1.
Significant Accounting Policies
        The company's operations are primarily in the bearing and forging industries. Significant accounting policies follow:
Principles of Consolidation:
        The accompanying consolidated financial statements include the accounts of all subsidiaries. All significant intercompany balances and transactions have been eliminated.
Cash and Cash Equivalents:
        Cash and cash equivalents includes all cash balances and highly liquid investments with a purchased maturity of three months or less. The company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the FDIC insurance limit.
Inventories:
        Inventories are valued at the lower of cost or market. Cost for approximately one half of inventories is determined on the last-in, first-out
(LIFO) method and the remaining one half on the first-in, first-out (FIFO) method.
Property and Equipment:
        Property and equipment are stated at cost and are depreciated over their estimated useful lives of 20 to 45 years for buildings and 4 to 12 years for machinery and equipment. Depreciation is computed primarily on the straight-line method.
Income Taxes:
        Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred asset will not be realized. Deferred tax assets and liabilities will be adjusted for the effects of changes in tax laws and rates on the date of enactment.
Net Income per Share:
        Net income per share is computed based upon the weighted average number of common shares outstanding during the year. Issuance of the shares upon exercise of all options outstanding would not have a material effect upon net income per share.

Note 2.
Inventories
        The FIFO cost of LIFO inventories would have been $1,466,000, $1,225,000, and $1,430,000 higher at December 31, 1994, 1993 and 1992, respectively, than at LIFO values. Reductions of inventory quantities in 1994, 1993 and 1992 resulted in a liquidation of LIFO inventory quantities carried at costs prevailing in prior years which were lower than current costs. The effect of these reductions on net income did not exceed $.01 per share in any of the years presented.




Note 3.
Income Taxes


        The components of income tax expense for the years ended December 31, 1994, 1993 and 1992 were as follows:

============================================================================================
                                                1994             1993           1992
               Current
                    Federal                  $3,542,066       $1,797,064      $1,010,085
                    State                       911,356          539,072        248,738
               Deferred
                    Federal                   1,094,615          290,227    (    15,975)
                    State                       205,235           25,237    (     5,248)
                                             $5,753,272       $2,651,600     $1,237,600
============================================================================================

        The differences between the amounts of reported total income tax expense and the amounts computed by multiplying income before income tax by applicable statutory federal income tax rates for the years ended December 31, 1994, 1993 and 1992 were as follows:


=========================================================================================
                                      1994                1993           1992
Income tax
     computed at
     statutory
     federal income
     tax rates                     $4,948,687          $2,343,472     $1,092,962
Increase
     (decrease) in
     taxes resulting
     from:
     State income
        taxes, net of
        federal
        income tax
        benefit                       736,950             372,444        160,703
     Other net                         67,635         (    64,316)    (   16,065)
Income taxes                       $5,753,272          $2,651,600     $1,237,600
============================================================================================









        Net deferred tax liabilities consist of the following components at
December 31, 1994 and 1993:
============================================================================================
                                                1994                    1993
Deferred tax assets:
     Current:
        Reserve for
        environmental expenditures           $   15,720              $1,095,817

        Inventory capitalization
        and allowances                          229,934                 213,029

        Vacation benefits                       274,173                 234,063

        Other expenses not
        deductible currently, net               388,264                 186,676

                                                908,091               1,729,585

     Non Current:
        Accrued pension benefits                350,057                 172,800

Deferred tax liabilities:
     Non Current:
       Accelerated depreciation               3,401,928               2,746,315

Net deferred tax
liabilities                                  $2,143,780              $  843,930
============================================================================================

        The components giving rise to the net deferred tax liabilities described above have been included in the accompanying balance sheets at December 31, 1994 and 1993 as follows:
=============================================================================================
                                                1994                     1993
Current Assets                               $  908,091               $1,729,585

Non Current Liabilities, net                  3,051,871                2,573,515

Net Deferred Tax Liabilities                 $2,143,780               $  843,930
============================================================================================

Note 4.
Retirement Plans
        The company and its subsidiaries have a defined benefit retirement plan covering substantially all employees. The company accounts for the plan in accordance with generally accepted accounting principles which require, in general, that the cost of benefits be accrued during the period of employee service. The company's funding policy is to make the minimum annual contribution, if required by applicable regulations, plus such amounts as the company may determine to be appropriate from time to time.

                                      27

        Net pension cost for the company's defined benefit pension plan consisted of the following components for the years ended December 31, 1994,
1993 and 1992:
============================================================================================
                                           1994         1993            1992
          Service cost
            (benefits
            earned)                     $  727,282   $  603,316      $ 506,901
          Interest cost on
            projected benefit
            obligation                     787,875      734,383        689,659
          Actual return on
            plan assets                (     8,648) ( 1,021,585)    (  573,036)
          Net amortization
            and deferral               ( 1,040,042)      18,419     (  404,365)
                                       $   466,467   $  334,533      $ 219,159
============================================================================================

        The following assumptions were used in actuarial calculations for the company's defined benefit pension plan for the years ended December 31, 1994, 1993 and 1992:

============================================================================================
                                                1994           1993           1992
Weighted average discount rate                   8.5%           7%            8%

Rate of increase in future compensation:
        Salaried employees                       5%             5%            6%

        Hourly employees                         5%             4%            5%

Expected long-term return on assets              8.5%           8.5%          8.5%
============================================================================================

                                                                 1994               1993
          Actuarial present value of
            benefit obligations:

            Vested benefits                                   $8,096,456         $8,074,970

            Accumulated benefits                              $8,556,971         $8,783,760
============================================================================================

          Projected benefits                                ($11,259,507)      ($11,584,117)

          Plan assets at fair value,
               consisting primarily of cash
               equivalents, common stocks,
               and insurance contracts                        10,122,334         10,420,047




                                                                 1994               1993
          Plan assets under projected
               benefit obligation                            ( 1,137,173)       ( 1,164,070)
            Unrecognized net loss                                796,200          1,482,974
            Unrecognized net obligation
               from January 1, 1987                          (   580,230)       (   773,640)

            Liability  included on
               balance sheet                                 ($  921,203)       ($  454,736)
============================================================================================

        The company and its subsidiaries also have a defined contribution plan. Expense incurred on behalf of this plan was $998,000, $867,000 and $791,000 in 1994, 1993 and 1992, respectively.

Note 5.
Long-Term Debt and Line of Credit

        Long-term debt consists of the following as of December 31, 1994 and
1993:
=============================================================================================
                                                                     1994           1993
        7.5% senior unsecured notes due in annual installments
        of $1,250,000 beginning in 1995 and payable through 2002  $10,000,000    $10,000,000

        7.06% unsecured notes due in quarterly installments of
        $26,000 through 2003                                          921,052
                                                                  $10,921,052    $10,000,000
============================================================================================
        Aggregate maturities required on long-term debt as of December 31, 1994 are due in future years as follows:

                    1995                $ 1,354,000
                    1996                  1,354,000
                    1997                  1,354,000
                    1998                  1,354,000
                    1999                  1,354,000
                Later years               4,151,052
                                        $10,921,052
============================================================================================

        The outstanding senior unsecured notes contain various restrictive covenants, including maintenance of minimum consolidated net worth which restricts the amount of dividends. Approximately $10,100,000 of retained earnings were available for dividends at December 31, 1994.

     The company also has available a $5,000,000 line of credit with a bank. At December 31, 1994 and 1993 there were no outstanding borrowings under the line, nor were there any borrowings under the line at any time during 1994 and 1993.


                                      29




Note 6.
Stock Participation Plans
        The company has options outstanding under key employee stock option plans. Options outstanding as of December 31, 1993 and the 5,000 options granted July 22, 1994 expire five years from the date of grant, are non-transferable other than at death, and are exercisable 25% at the end of one year, one and one-half years, two years, and three years after date of grant. The 100,200 options granted October 28, 1994 and outstanding as of December 31, 1994 expire ten years from the date of grant, are non-transferable other than at death, and are exercisable one year after date of grant. The option price of the stock is equal to its market value at the date of grant.

        At December 31, 1994 there were 237,125 shares which were exercisable, and 433,275 shares are reserved for future issuance.

        A summary of stock option transactions follows:
=============================================================================================
                                                            Number                 Average
                                                             of                   Price Per
                                                           Shares                   Share
          Outstanding
          December 31, 1991                                403,875                $  6.10
            Granted                                        134,500                   5.70
            Lapsed                                       (  17,750)                  6.55
            Exercised                                    (  42,982)                  4.87

          Outstanding
          December 31, 1992                                477,643                   6.08
            Granted                                         89,100                  10.75
            Lapsed                                       (   5,500)                  5.63
            Exercised                                    ( 166,018)                  6.42

          Outstanding
          December 31, 1993                                395,225                   7.00
            Granted                                        105,200                  11.67
            Lapsed                                       (   8,200)                  9.39
            Exercised                                    (  57,000)                  6.88

          Outstanding
          December 31, 1994                                435,225                $  8.10
============================================================================================

        For all other employees, the company will give one share of Brenco stock for each four shares purchased by the employee up to 10% of his or her base compensation. Under this plan, shares were issued as follows: 1,392 in 1994, 1,945 in 1993, and 3,268 in 1992.

        The company has a restricted stock plan which provides for the award of shares of common stock to key employees. The company has reserved 200,000 shares of unissued common stock for this plan. The period of restriction ranges from 2 years to 4 years. During the period of restriction the employee will have the right to vote such shares and to receive dividends. There were 22,460 shares granted under this plan for the year ended December 31, 1994, 16,000 granted in 1993, and 16,750 granted in 1992.

Note 7.
Export Sales and Major Customers
        Sales to foreign customers amounted to $17,491,000 in 1994, $17,849,000 in 1993, and $11,094,000 in 1992. Net sales for the year ended December 31, 1994 included $12,850,000 to one customer whose accounts receivable balance was approximately $596,000 at December 31, 1994. No other customers accounted for more than 10% of sales in 1994, 1993, or 1992.

Note 8.
Environmental Remediation Project and Compliance

        During 1994, the company completed an environmental remediation project at a former foundry site that has been inactive since 1979. The remediation process actually began in 1992 upon approval from the appropriate state regulatory agency. The total cost of the remediation project was approximately $7,000,000, which has been charged to income in various amounts each year since 1989.

        The effect of these special charges in 1994 for the remediation expenditures was to reduce net income by $915,000 or $.09 per share. The charges in 1993 decreased net income by $1,414,000 or $.14 per share, and 1992 charges reduced net income by approximately $185,000, or $.02 per share.

        The company believes the remediation project to be complete.




























                                      31





INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Brenco, Incorporated
Midlothian, Virginia


        We have audited the accompanying consolidated balance sheets of Brenco, Incorporated and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brenco, Incorporated and subsidiaries as of December 31, 1994, and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



                                                  McGladrey & Pullen, LLP

Richmond, Virginia
January 31, 1995


Selected Financial Data

(In thousands, except per share amounts)
                                1994         1993        1992        1991        1990
Net sales                     $117,897     $98,724     $83,652     $78,600     $73,063
Net income                       8,802       4,241       1,977       4,455       3,829
Net income per share              0.88        0.43        0.20        0.46        0.40
Total assets                    76,569      69,629      65,074      51,783      49,330
Long-term debt                   9,567      10,000      10,000
Cash dividends
     declared per share            .22         .20         .20         .20         .20


Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

(1994 compared with 1993)

   Net sales in 1994 increased 19% over sales in 1993, to $117,897,000.
Railroad products and services were up 22%, to $97,666,000 which accounted for the major portion of the increase. Sales for Quality Bearing Service (QBS), our reconditioning subsidiary, were up 30% as we continued to enjoy substantial market share. The revenues of Rail Link, our rail switching subsidiary were up 8%, with the addition of three switching locations, while automotive forgings were up 7%.

   Operating income was up 63% in 1994 to $15,170,000, compared to $9,311,000 in 1993. The increase in operating income in 1994 was primarily the result of higher sales volumes and improved margins in railroad products and services. In 1994 a special charge to earnings was made in the amount of $1,490,000, representing additional environmental remediation expenditures to complete the cleanup of a former foundry site that has been inactive since 1979. In addition, during the first quarter, there was a gain on the sale of surplus equipment in the amount of $1,056,000. During 1994, Brenco brought an action against a bearing reconditioner for allegedly repairing Brenco raceway components in violation of AAR rules. Brenco was unsuccessful in its action, and the costs of its litigation resulted in a charge to income of $1,018,000, most of which occurred in the fourth quarter. Net income for 1994 was $8,802,000 or $.88 per share, compared to $4,241,000 or $.43 per share in 1993, an increase of 108%.

(1993 compared with 1992)

   Net sales in 1993 increased 18% over sales in 1992, to $98,724,000. Railroad products and services were up 20%, to $79,859,000. Export sales of railroad products were $17,849,000, an increase of 61% over the prior year, to an all-time high. Revenues for Rail Link, our rail switching subsidiary were up 18%.

   Operating income rose 167% in 1993 to $9,311,000, compared to $3,488,000 in 1992. The increase in operating income in 1993 was primarily the result of higher sales volumes and improved margins in our QBS subsidiary. In the fourth quarter of 1993 a special charge to earnings was made in the amount of $2,300,000, representing anticipated environmental remediation expenditures. Net income for 1993 was $4,241,000 or $.43 per share, compared to $1,977,000 or $.20 per share in 1992, an increase of 115%.

Liquidity and Capital Commitments

   Cash and cash equivalents were $6,650,000 at December 31, 1994, compared to $3,582,000 at the end of 1993.

   Capital expenditures totaled $5,871,000 in 1994, compared to $8,815,000 in 1993 and $5,533,000 in 1992. Capital expenditures in 1995 are expected to increase to approximately $13,696,000, which includes $2,766,000 of carryovers from prior years plus $10,931,000 in new projects approved for 1995. Increased capacity ($3,970,000) and new business ($1,058,000) account for 46% of the new projects budget for 1995. The cleanup of the former Puddledock plant site was completed in 1994.

   During 1994, we completed the placement of a $1,000,000 term loan, to provide financing for constructing a new reconditioning plant in Little Rock, Arkansas.

   In 1994 our investment in accounts receivable increased by $3,739,000, to $18,304,000, as the result of strong fourth quarter sales. Sales in the fourth quarter of 1994 were $30,990,000, compared to $22,770,000 for the same quarter of 1993, or an increase of $8,220,000.

   The ratio of current assets to current liabilities was 5.57 at December 31, 1994, as compared to 4.44 at the end of 1993. The total amount of working capital increased by $5,849,000 to $34,438,000 at the end of 1994. This compares to $28,589,000 at the end of the prior year. The principal increase in 1994 over 1993 was in cash and accounts receivable, while current liabilities remained approximately the same.

   The Company has a $5,000,000 revolving line of credit. This line was not used during 1994. Management believes that its cash balances and earnings before depreciation charges in the coming year will be more than adequate to cover its capital needs and dividend payments for 1995.

    Exhibits 3.1, 3.2, 4.1, 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 21 and 23 which are listed under Item 14(a)3 are not included herewith but may be obtained for a fee of $2.00 by writing to:

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

        The Company has the following wholly-owned subsidiary, incorporated in California and included in the consolidated financial statements:

        Q.B.S. of California, Inc.

        Rail Link, Inc. has the following wholly-owned subsidiaries, incorporated in Virginia and included in the consolidated financial statements:

        Carolina Coastal Railway, Inc.
        Commonwealth Railway, Inc.

                        CONSENT OF INDEPENDENT AUDITORS

                                                            EXHIBIT 23


        As independent auditors, we hereby consent to the incorporation of our report, dated January 31, 1995, incorporated by reference in this annual report on Form 10-K, into the Company's previously filed Form S-8 Registration
Statements: File No. 2-65364 (Post-Effective Amendment No. 2), 33-31361, 33-45650 and 33-55745.




                                                      McGLADREY & PULLEN, LLP


Richmond, Virginia
March 24, 1995