Form 10-Q
period 1995-03-31
BRENCO INC
filed 1995-05-12
CIK 14029

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION


                        Washington, D.C. 20549

                               FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended March 31, 1995

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

                                  YES [X]  NO [ ]

      Common stock, par value $1.00 per share: 10,108,182 shares outstanding as of March 31, 1995

                 BRENCO, INCORPORATED AND SUBSIDIARIES

                       FORM 10-Q__March 31, 1995

                                 INDEX

Part I      Financial Information:                              Page No.

  Item 1.   Financial Statements.
            Consolidated Statements of Income (Unaudited)
            -Three Months Ended March 31, 1995 and 1994 .......    2

            Consolidated Balance Sheets
            -March 31, 1995 (Unaudited) and December 31, 1994..    3 & 4

            Consolidated Statements of Cash Flows (Unaudited)
            -Three Months Ended March 31, 1995 and 1994 .......    5

            Notes to Consolidated Financial Statements ........    6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations................    7


Part II     Other Information:

  Item 6.   Exhibits and Reports on Form 8-K ..................    8


                 BRENCO, INCORPORATED AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME

                              (Unaudited)

                                                    Three Months Ended
                                                        March 31
                                                    1995         1994
                                              (Dollar amounts in thousands)


NET SALES -------------------------------         $35,232      $28,124
                                                  -------      -------

Costs and expenses:
  Cost of goods sold --------------------          25,500       21,493
  Administrative and selling expenses ---           3,724        3,215
                                                  -------      -------
                                                   29,224       24,708
                                                  -------      -------
Operating income ------------------------           6,008        3,416
Interest expense ------------------------        (    214)    (    191)
Gain (loss) on sale of assets -----------        (      1)       1,056
Special charge for environmental
  expenditures --------------------------                     (  1,300)
Other income ----------------------------             186           48
                                                  -------      -------
Income before income taxes --------------           5,979        3,029
Income taxes ----------------------------           2,339        1,165
                                                  -------      -------

NET INCOME ------------------------------         $ 3,640      $ 1,864
                                                  =======      =======

Net income per share --------------------         $   .36      $   .19
Dividends declared per share ------------         $   .06      $   .05
Average number of shares outstanding ----          10,102       10,023


See accompanying notes to Consolidated Financial Statements.








                                        2




                           BRENCO, INCORPORATED AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                                                 (Unaudited)
                                                  March 31     December 31
                                                    1995          1994
                                                     (In thousands)
ASSETS

Current Assets:
  Cash and cash equivalents -------------         $  9,658     $  6,650
  Accounts receivable -------------------           21,980       18,304
  Inventories:
    Finished goods ----------------------            2,666        3,060
    Work in process ---------------------           10,191        9,616
    Raw material ------------------------            3,046        2,893
                                                  --------     --------
                                                    15,903       15,569
    Less:  Lifo reserve -----------------            1,594        1,466
                                                  --------     --------
                                                    14,309       14,103
                                                  --------     --------
  Prepaid expenses ----------------------            2,153        1,490
  Deferred income taxes -----------------            1,071          908
  Income taxes recoverable --------------               --          513
                                                  --------     --------
    TOTAL CURRENT ASSETS ----------------           49,171       41,968
                                                  --------     --------

Other Assets - Investments at Cost ------               56           56
                                                  --------     --------

Property and Equipment:
  Land and improvements -----------------            3,917        4,056
  Buildings -----------------------------           11,499       11,499
  Machinery and equipment ---------------           78,579       77,043
                                                  --------     --------
                                                    93,995       92,598
  Less:  Accumulated depreciation -------           58,479       58,053
                                                  --------     --------

    TOTAL PROPERTY AND
    EQUIPMENT ---------------------------           35,516       34,545
                                                  --------     --------

    TOTAL ASSETS ------------------------         $ 84,743     $ 76,569
                                                  ========     ========

See accompanying notes to Consolidated Financial Statements.


                           BRENCO, INCORPORATED AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                                                  (Unaudited)
                                                  March 31     December 31
                                                    1995          1994
                                                       (In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt --         $  1,355     $  1,354
  Accounts payable ----------------------            3,694        2,665
  Dividends payable ---------------------              606          605
  Compensated absences ------------------              616          722
  Accrued liabilities -------------------            3,571        1,706
  Income taxes payable ------------------            2,419          438
  Environmental expenditures ------------               36           41
                                                  --------     --------

    TOTAL CURRENT
      LIABILITIES -----------------------           12,297        7,531
                                                  --------     --------

Pension----------------------------------            1,085          921

Deferred Income Taxes -------------------            3,044        3,052

Long-Term Debt --------------------------            9,540        9,567


Shareholders' Equity:
  Preferred stock, par value $1 per share,
    authorized 1,000,000 shares; none issued
  Common stock, par value $1 per share,
    authorized 15,000,000 shares; issued
    10,108,182 shares (1994-10,085,600
    shares) ------------------------------          10,108       10,085
  Additional paid in capital -------------           1,945        1,722
  Retained earnings ----------------------          46,724       43,691
                                                  --------     --------

    TOTAL SHAREHOLDERS'
      EQUITY -----------------------------          58,777       55,498
                                                  --------     --------

    TOTAL LIABILITIES AND
      EQUITY -----------------------------        $ 84,743     $ 76,569
                                                  ========     ========

See accompanying notes to Consolidated Financial Statements.


                           BRENCO, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        (Unaudited)
                                                    Three Months Ended
                                                        March 31
                                                    1995         1994
                                                       (In thousands)
Cash Flows from Operations
  Net Income ----------------------------          $ 3,640      $ 1,864

  Adjustments to Reconcile Net Income
  to Net Cash from Operations:
    Depreciation ------------------------            1,066          909
    Loss (gain) on sale of assets -------                1    (   1,056)
    Deferred income taxes ---------------         (    171)         134
    Pension -----------------------------              164           --
    Other -------------------------------
  Changes in the following:
    Current assets ----------------------         (  3,818)   (     686)
    Current liabilities -----------------            4,763          732
                                                   -------     --------

  Net cash provided by operations -------            5,645        1,897
                                                   -------     --------
Cash Flows from Investing Activities:
    Acquisition of property and
      equipment -------------------------         (  2,043)   (   1,018)
    Proceeds from sale of property and
      equipment -------------------------                6        1,098
                                                   -------     --------
  Net cash provided by (used in) investing
    activities --------------------------         (  2,037)          80
                                                   -------     --------
Cash Flows from Financing Activities:
    Cash dividends paid -----------------         (    605)   (     500)
    Employee stock purchases ------------               31           86
    Long-term debt ----------------------         (     26)         150
                                                   -------     --------
  Net cash (used in) financing
    activities --------------------------         (    600)   (     264)
                                                   -------     --------
  Net increase in cash and cash
    equivalents -------------------------            3,008        1,713

  Cash and cash equivalents at beginning
    of year -----------------------------            6,650        3,582
                                                   -------     --------
  Cash and cash equivalents at end of
    quarter -----------------------------          $ 9,658     $  5,295
                                                   =======     ========

See accompanying notes to Consolidated Financial Statements.
                                        5

                 BRENCO, INCORPORATED AND SUBSIDIARIES

                       FORM 10-Q__March 31, 1995

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 1995, the consolidated statements of income, and the consolidated statements of cash flows for the three months ended March 31, 1995 and March 31, 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1995 and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1994 annual report to shareholders. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the operating results for the full year.

                 BRENCO, INCORPORATED AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



RESULTS OF OPERATIONS:

      Net sales were $35,232,000 for the first three months of 1995, compared to $28,124,000 for the same period last year. These were the highest sales for a quarter in the Company's history. Construction of new freight cars in the U.S. and Canada increased substantially over the prior year. Sales of new bearings for the OEM market were up 47%, compared to the first quarter of 1994, accounting for the record level of sales.

     Net income was $3,640,000, or $.36 per share for the quarter, compared to $1,864,000, or $.19 per share for the comparable period in 1994. This was the best performance for a quarter in over fifteen years. The increased sales and earnings over the prior year's first quarter were attributable to the greatly increased level of new domestic freight car construction, together with some improved pricing and greater efficiencies in our manufacturing operation.

LIQUIDITY AND CAPITAL COMMITMENTS:

      The 1995 Capital Program is budgeted at $13,696,000, which includes $2,766,000 of carryovers from prior years, plus $10,931,000 in new projects approved for 1995. Increasing capacity and new business opportunities account for 46% of the new projects' budget for 1995. The new reconditioning facility in Little Rock, Arkansas opened in April and will more than double our reconditioning capabilities at this location.

      Cash and cash equivalents increased by $3,008,000 during the quarter, while working capital increased by $2,438,000 to $36,875,000.

      Management believes that its current cash and cash equivalents, together with expected earnings, will be sufficient to cover the 1995 Capital Program, dividend, and debt repayment requirements for the balance of 1995.

                 BRENCO, INCORPORATED AND SUBSIDIARIES



Part II     Other Information

  Item 6.   Exhibits and Reports on Form 8-K

       (a)  Exhibits

            27.  Financial Data Schedules

       (b)  Reports on Form 8-K - none

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                               BRENCO, INCORPORATED
                                  (Registrant)

DATED:  May 12, 1995                 BY:  J. Craig Rice
                                          -------------------------
                                          J. Craig Rice
                                          President


DATED:  May 12, 1995                 BY:  Jacob M. Feichtner
                                          -------------------------
                                          Jacob M. Feichtner
                                          Executive Vice President &
                                          Secretary