Form 10-Q
period 1995-06-30
BRENCO INC
filed 1995-08-11
CIK 14029

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION


                        Washington, D.C. 20549

                               FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended June 30, 1995

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

                                  YES [X]  NO [ ]

      Common stock, par value $1.00 per share: 10,141,321 shares outstanding as of June 30, 1995

                 BRENCO, INCORPORATED AND SUBSIDIARIES

                       FORM 10-Q__June 30, 1995

                                 INDEX

Part I      Financial Information:                              Page No.

  Item 1.   Financial Statements.
            Consolidated Statements of Income (Unaudited)
            -Three Months and Six Months Ended
               June 30, 1995 and 1994...........................   2

            Consolidated Balance Sheets
            -June 30, 1995 (Unaudited) and December 31, 1994....   3 & 4

            Consolidated Statements of Cash Flows (Unaudited)
            -Three Months and Six Months Ended
               June 30, 1995 and 1994...........................   5

            Notes to Consolidated Financial Statements..........   6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.................   7

Part II     Other Information:

  Item 4.   Submission of Matters to a Vote of Security Holders.   8

  Item 6.   Exhibits and Reports on Form 8-K....................   9


                BRENCO, INCORPORATED AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)

                                (In thousands except per share data)
                                Three Months Ended   Six Months Ended
                                      June 30             June 30
                                  1995      1994      1995      1994

NET SALES --------------------  $ 32,642  $ 29,741  $ 67,874  $ 57,865
                                --------  --------  --------  --------

Costs and expenses:
  Cost of goods sold----------    24,596    22,341    50,096    43,834
  Administrative and selling
   expenses-------------------     3,656     3,259     7,380     6,474
                                --------  --------  --------  --------
                                  28,252    25,600    57,476    50,308
                                --------  --------  --------  --------
Operating income--------------     4,390     4,141    10,398     7,557
Interest expense-------------- (     168)(     191)(     373)(     385)
Gain (loss) on sale of
  assets---------------------- (       5)          (       6)    1,056
Special charge for
  environmental expenditures--           (     190)          (   1,490)
Other income------------------       226       199       403       250
                                --------  --------  --------  --------
Income before income taxes----     4,443     3,959    10,422     6,988
Income taxes------------------     1,737     1,602     4,076     2,767
                                --------  --------  --------  --------

NET INCOME--------------------  $  2,706  $  2,357  $  6,346  $  4,221
                                ========  ========  ========  ========

Net income per share----------  $    .27  $    .23  $    .63  $    .42
Dividends declared per share--  $    .07  $    .05  $    .13  $    .10
Average number of shares
 outstanding------------------    10,130    10,043    10,117    10,033


See accompanying notes to Consolidated Financial Statements.










                   BRENCO, INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                              (Unaudited)
                                              (In thousands of dollars)
                                              June 30    December 31
                                               1995         1994
ASSETS

Current Assets:
  Cash and cash equivalents-------------     $ 5,518      $ 6,650
  Accounts receivable-------------------      21,604       18,304
  Inventories:
    Finished goods----------------------       4,056        3,060
    Work in process---------------------       9,525        9,616
    Raw material------------------------       5,103        2,893
                                             -------      -------
                                              18,684       15,569
    Less:  Lifo reserve-----------------       1,594        1,466
                                             -------      -------
                                              17,090       14,103
                                             -------      -------
  Prepaid expenses----------------------       2,174        1,490
  Deferred income taxes-----------------       1,746          908
  Income taxes recoverable--------------          --          513
                                             -------      -------

      TOTAL CURRENT ASSETS--------------      48,132       41,968
                                             -------      -------

Other Assets - Investments at Cost------          55           56
                                             -------      -------

Property and Equipment:
  Land and improvements-----------------       3,918        4,056
  Buildings-----------------------------      11,499       11,499
  Machinery and equipment---------------      79,815       77,043
                                             -------      -------
                                              95,232       92,598
  Less:  Accumulated depreciation             58,598       58,053
                                             -------      -------

    TOTAL PROPERTY AND
    EQUIPMENT---------------------------      36,634       34,545
                                             -------      -------

    TOTAL ASSETS------------------------     $84,821      $76,569
                                             =======      =======

See accompanying notes to Consolidated Financial Statements.



                   BRENCO, INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                              (Unaudited)
                                              (In thousands of dollars)
                                              June 30   December 31
                                               1995        1994

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current maturities of long-term debt--     $ 1,355     $ 1,354
  Accounts payable----------------------       4,516       2,665
  Dividends payable---------------------         710         605
  Compensated absences------------------         699         722
  Accrued liabilities-------------------       2,947       1,706
  Income taxes payable------------------         405         438
  Environmental expenditures------------           9          41
                                             -------     -------

      TOTAL CURRENT
        LIABILITIES---------------------      10,641       7,531
                                             -------     -------

Pension---------------------------------       1,285         921
Deferred Income Taxes-------------------       3,733       3,052
Long-Term Debt--------------------------       8,263       9,567
Shareholders' Equity:
  Preferred stock, par value $1 per share,
    authorized 1,000,000 shares; none issued
  Common stock, par value $1 per share,
    authorized 15,000,000 shares; issued
    10,141,321 shares (1994 - 10,085,600
    shares)-----------------------------      10,141      10,085
  Additional paid in capital------------       2,037       1,722
  Retained earnings---------------------      48,721      43,691
                                             -------     -------

      TOTAL SHAREHOLDERS'
        EQUITY--------------------------      60,899      55,498
                                             -------     -------

      TOTAL LIABILITIES AND
        EQUITY--------------------------     $84,821     $76,569
                                             =======     =======


See accompanying notes to Consolidated Financial Statements.



                BRENCO, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                                     (In thousands except per share data)
                                     Three Months Ended  Six Months Ended
                                          June 30             June 30
                                      1995      1994      1995      1994
Cash Flows from Operations:
  Net Income--------------------    $ 2,706   $ 2,357   $ 6,346   $ 4,221
  Adjustments to Reconcile Net
  Income to Net Cash Provided
  by Operations:
    Depreciation----------------      1,101       976     2,167     1,885
    (Gain) loss on sale of
      assets--------------------          5        --         6  (  1,056)
    Deferred income taxes-------         14       422   (   157)      556
    Pension                             200       112       364       212
    Other-----------------------         --        --        --        --
  Changes in the following:
    Current assets--------------    ( 2,426)      331   ( 6,244)  (   355)
    Current liabilities---------    ( 1,758) (  1,493)    3,005   (   861)
                                     ------   -------    ------    ------
  Net cash provided by (used in)
    operations------------------    (   158)    2,705     5,487     4,602
                                     ------   -------   -------   -------
Cash Flows from Investing Activities:
  Acquisition of property and
    equipment-------------------    ( 2,225) (    996)  ( 4,268)  ( 2,014)
  Proceeds from sale of property
    and equipment---------------          1        --         7     1,098
  Other investments-------------         --        --        --        --
                                     ------   -------    ------   -------
    Net cash used in
    investing activities--------    ( 2,224) (    996)  ( 4,261)  (   916)
                                     ------   -------    ------    ------
Cash Flows from Financing Activities:
    Cash dividends paid---------    (   607) (    502)  ( 1,212)  ( 1,002)
    Employee stock purchases----        126        93       157       179
    Long-term debt--------------    ( 1,277)      824   ( 1,303)      974
                                     ------   -------    ------   -------
    Net cash provided by (used in)
    financing activities--------    ( 1,758)      415   ( 2,358)      151
                                     ------   -------    ------   -------
Net increase (decrease) in cash
    and cash equivalents--------    ( 4,140)    2,124   ( 1,132)    3,837
                                     ------   -------    ------   -------
Cash and cash equivalents at
    beginning of quarter-year---      9,658     5,295     6,650     3,582
                                     ------   -------   -------   -------
Cash and cash equivalents at
    end of quarter--------------    $ 5,518   $ 7,419   $ 5,518   $ 7,419
                                    =======   =======   =======   =======

See accompanying notes to Consolidated Financial Statements.
                                      5

                 BRENCO, INCORPORATED AND SUBSIDIARIES

                       FORM 10-Q  June 30, 1995

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The consolidated balance sheet as of June 30, 1995, the consolidated statements of income, and the consolidated statements of cash flows for the three months and six months ended June 30, 1995 and June 30, 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1995 and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1994 annual report to shareholders. The results of operations for the periods ended June 30, 1995 are not necessarily indicative of the operating results for the full year.

                 BRENCO, INCORPORATED AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS:

      Net sales were $67,874,000 for the first six months of 1995, compared to $57,865,000 for the same period last year, an increase of 17.3%. For the second quarter, sales were $32,642,000, compared to $29,741,000, for the same quarter in 1994, an increase of 9.8%. These were the highest
sales  for  a  six  month period in the Company's history.   Sales  of  new
bearings for the OEM market were up 27.9% while bearing reconditioning services were up 8.6%, compared to the first six months of 1994, accounting for the record level of sales.

      Net income was $6,346,000 or $.63 per share for the first six months, compared to $4,221,000 or $.42 per share for the comparable period in 1994, an increase of 50.4%. For the second quarter, net income was $2,706,000 or $.27 per share, compared to $2,357,000 or $.23 per share for the same quarter of 1994, an increase of 14.8%. The increased sales and earnings over the prior year's six months were the result of the higher level of new freight car construction in the U.S. and Canada.


FINANCIAL CONDITION:

      Cash and cash equivalents were down $4,140,000 for the quarter and $1,132,000 since the beginning of the year. Working capital at the end of the second quarter was $37,491,000, compared to $36,874,000 at the end of the first quarter, a slight increase of $617,000. During the second quarter the Company paid $1,250,000 of current maturities of its long-term debt.

      During the second quarter, the quarterly dividend was increased from $.06 to $.07 per share. Generally, the Board of Directors establishes the Company's quarterly dividend based on its expectations of future earnings, the capital needs of the Company and such other factors as the Board of Directors may deem relevant. May's action represented the second increase in the quarterly dividend in a year.

      Management believes that its current cash and cash equivalents, together with earnings, are sufficient to cover both capital and dividend requirements for the balance of the year.

                 BRENCO, INCORPORATED AND SUBSIDIARIES

Part II  Other Information

  Item 4.   Submission of Matters to a Vote of Security Holders

      (a) At the Annual Meeting of Shareholders of the Company held on April 20, 1995, 8,842,965 of the Company's 10,108,116 outstanding shares were present in person or by proxy and entitled to vote, which constituted a quorum.

      (b) At the Annual Meeting, the following nominees were elected to serve until the 1996 Annual Meeting:

       Jacob M. Feichtner
       Steven M. Johnson
       John C. Kenny
       J. Craig Rice
       James M. Wells III
       Needham B. Whitfield
       Frederic W. Yocum, Jr.

      (c) At the Annual Meeting the following matters were voted upon and received the vote set forth below:

           (1) Election of Directors. Provided that a quorum is present, the nominees receiving the greatest number of votes cast are elected as directors and, as a result in tabulating the vote, votes withheld have no effect upon the election of directors. Each nominee for director was elected, having received the following vote:

                           FOR                 WITHHELD
  Nominee

  Jacob M. Feichtner       8,773,841           69,124
  Steven M. Johnson        8,773,841           69,124
  John C. Kenny            8,773,841           69,124
  J. Craig Rice            8,773,924           69,041
  James M. Wells III       8,773,341           69,624
  Needham B. Whitfield     8,773,941           69,024
  Frederic W. Yocum, Jr.   8,758,607           69,024

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

       FOR:                               8,746,877
       AGAINST:                              85,918
       ABSTAIN:                              10,170

Item 6.   Exhibits and Reports on Form 8-K

       (a)  Exhibits

             3.2  Bylaws, as amended.

            27.   Financial Data Schedules.

       (b)  Reports on Form 8-K - none

                             SIGNATURES


Pursuant  to the requirements of the Securities Exchange Act of  1934,  the registrant  has duly caused this report to be signed on its behalf  by  the undersigned thereunto duly authorized.





                                BRENCO, INCORPORATED
                                   (Registrant)

DATED:  August  11, 1995           BY:  J. Craig Rice
                                       -------------------------
                                        J. Craig Rice
                                        President


DATED:  August  11, 1995           BY:  Jacob M. Feichtner
                                       -------------------------
                                        Jacob M. Feichtner
                                        Executive Vice President
                                        & Secretary

                                                  Exhibit 3.2

                                  BYLAWS OF

                            BRENCO, INCORPORATED
                         (As Amended June 23, 1995)


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

     Section 9. Voting Entitlement of Shares. At all meetings of the shareholders, shareholders shall be entitled to vote, either in person or by proxy duly appointed by an instrument in writing, subscribed by such shareholder or by his authorized attorney-in-fact; at all meetings each shareholder shall have one vote for each share of stock entitled under the provisions of the charter to voting rights which may be registered in his name upon the books of the Corporation on the day preceding that on which the transfer books may be closed by order of the Board of Directors; or on the day which may be designated by the Board of Directors as the record date of determining the shareholders entitled to notice of and to vote at such meeting.

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

     Section 6. Meetings. Regular meetings of the Board may be held at such time or times as may be fixed by the directors and special meetings shall be held whenever called by the directors or the President or by any two of the directors for the time being in office. Unless otherwise specified in the notice thereof, any and all business may be transacted at a special meeting. The Board of Directors may permit any or all directors to participate in a meeting of the directors by, or conduct the meeting through the use of, conference telephone or any other means of communication by which all directors participating may simultaneously hear each other during the meeting. A director participating in a meeting by such means shall be deemed to be present in person at the meeting. When a meeting is so conducted, a written record shall be made of the action taken at such meeting.

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

          The Chairman of the Board of the Corporation may designate an officer of the Corporation to serve as liaison between the Audit Committee and the officers. The Audit Committee or any one or two of its members may interview any employee, agent, customer or former or potential customer, supplier or former or potential supplier, auditor or former or potential auditor, or any other person, or examine any document, at any time and without offering any reasons so long as such action is in the discharge of the responsibilities of the Audit Committee. No officer or employee of the Corporation shall be present at such interview or examination or seek to learn the substance or subject of the inquiry, without the consent of the Audit Committee or the member or members acting. The Audit Committee may consult at any time with counsel regularly retained by the Corporation, and may after informing the Board of Directors consult with other counsel and other advisors, at the cost of the Corporation. In the event that the expenses incurred in connection with the consultation of such counsel or advisors become material, a majority of the Non-Management Members of the Board of Directors must approve the Corporation's payment of such expenses in advance.