Form 10-Q
period 1995-09-30
BRENCO INC
filed 1995-11-09
CIK 14029

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION


                        Washington, D.C. 20549

                               FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended September 30, 1995

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

                                  YES [X]  NO [ ]

      Common stock, par value $1.00 per share:  10,150,967 shares outstanding as of September 30, 1995

                 BRENCO, INCORPORATED AND SUBSIDIARIES

                     FORM 10-Q__September 30, 1995

                                 INDEX

Part I      Financial Information:                              Page No.

  Item 1.   Financial Statements.
            Consolidated Statements of Income (Unaudited)
            -Three Months and Nine Months Ended
               September 30, 1995 and 1994.....................    2

            Consolidated Balance Sheets
            -September 30, 1995 (Unaudited) and
               December 31, 1994...............................    3 & 4

            Consolidated Statements of Cash Flows (Unaudited)
            -Three Months and Nine Months Ended
               September 30, 1995 and 1994.....................    5

            Notes to Consolidated Financial Statements.........    6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations................    7


Part II     Other Information:

  Item 6.   Exhibits and Reports on Form 8-K...................    8

                   BRENCO, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                 (In thousands except per share data)
                                Three Months Ended   Nine Months Ended
                                    September 30        September 30
                                    ------------        ------------
                                   1995      1994      1995      1994
                                   ----      ----      ----      ----

NET SALES --------------------  $ 29,793  $ 29,042  $ 97,667  $ 86,907
                                --------  --------  --------  --------

Costs and expenses:
  Cost of goods sold----------    21,992    22,037    72,088    65,871
  Administrative and selling
   expenses-------------------     3,715     3,359    11,095     9,833
                                --------  --------  --------  --------
                                  25,707    25,396    83,183    75,704
                                --------  --------  --------  --------
Operating income--------------     4,086     3,646    14,484    11,203
Interest expense-------------- (     162)(     215)(     535)(     600)
Gain (loss) on sale of
  assets---------------------- (     156)(       2)(     162)    1,054
Special charge for
  environmental expenditures--                               (   1,490)
Other income------------------       262       239       665       489
                                --------  --------  --------  --------
Income before income taxes----     4,030     3,668    14,452    10,656
Income taxes------------------     1,590     1,450     5,666     4,217
                                --------  --------  --------  --------
NET INCOME--------------------  $  2,440  $  2,218  $  8,786  $  6,439
                                ========  ========  ========  ========
Net income per share----------  $    .24  $    .22  $    .87  $    .64
Dividends declared per share--  $    .07  $    .06  $    .20  $    .16
Average number of shares
 outstanding------------------    10,148    10,059    10,127    10,041


See accompanying notes to Consolidated Financial Statements.











                    BRENCO, INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                           (Unaudited)
                                                 (In thousands)
                                           September 30   December 31
                                           ------------   -----------
                                               1995         1994
                                               ----         ----
ASSETS

Current Assets:
  Cash and cash equivalents-------------     $ 9,228      $ 6,650
  Accounts receivable-------------------      19,738       18,304
  Inventories:
    Finished goods----------------------       4,143        3,060
    Work in process---------------------      10,335        9,616
    Raw material------------------------       4,417        2,893
                                             -------      -------
                                              18,895       15,569
    Less:  Lifo reserve-----------------       1,594        1,466
                                             -------      -------
                                              17,301       14,103
                                             -------      -------
  Prepaid expenses----------------------       2,000        1,490
  Deferred income taxes-----------------       1,815          908
  Income taxes recoverable--------------           -          513
                                             -------      -------
      TOTAL CURRENT ASSETS--------------      50,082       41,968
                                             -------      -------
Other Assets - Investments at Cost------          55           56
                                             -------      -------

Property and Equipment:
  Land and improvements-----------------       3,925        4,056
  Buildings-----------------------------      13,019       11,499
  Machinery and equipment---------------      76,438       77,043
                                             -------      -------
                                              93,382       92,598
  Less:  Accumulated depreciation             57,066       58,053
                                             -------      -------
    TOTAL PROPERTY AND
    EQUIPMENT---------------------------      36,316       34,545
                                             -------      -------
    TOTAL ASSETS------------------------     $86,453      $76,569
                                             =======      =======


See accompanying notes to Consolidated Financial Statements.



                   BRENCO, INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                           (Unaudited)
                                                (In thousands)
                                           September 30  December 31
                                           ------------  -----------
                                               1995        1994
                                               ----        ----
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current maturities of long-term debt--     $ 1,355     $ 1,354
  Accounts payable----------------------       3,354       2,665
  Dividends payable---------------------         711         605
  Compensated absences------------------         785         722
  Accrued liabilities-------------------       3,444       1,706
  Income taxes payable------------------         525         438
  Environmental expenditures------------           7          41
                                             -------     -------
      TOTAL CURRENT
        LIABILITIES---------------------      10,181       7,531
                                             -------     -------

Pension---------------------------------       1,480         921
Deferred Income Taxes-------------------       3,876       3,052
Long-Term Debt--------------------------       8,237       9,567
Shareholders' Equity:
  Preferred stock, par value $1 per share,
    authorized 1,000,000 shares; none issued
  Common stock, par value $1 per share,
    authorized 15,000,000 shares; issued
    10,150,967 shares (1994 - 10,085,600
    shares)-----------------------------      10,151      10,085
  Additional paid in capital------------       2,078       1,722
  Retained earnings---------------------      50,450      43,691
                                             -------     -------
      TOTAL SHAREHOLDERS'
        EQUITY--------------------------      62,679      55,498
                                             -------     -------
      TOTAL LIABILITIES AND
        EQUITY--------------------------     $86,453     $76,569
                                             =======     =======


See accompanying notes to Consolidated Financial Statements.






                   BRENCO, INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                                                (In thousands)
                                    Three Months Ended  Nine Months Ended
                                       September 30        September 30
                                       ------------        ------------
                                      1995      1994      1995      1994
                                      ----      ----      ----      ----
Cash Flows from Operations:
  Net Income--------------------   $  2,440  $  2,218  $  8,786  $  6,439
  Adjustments to Reconcile Net
  Income to Net Cash Provided
  by Operations:
    Depreciation----------------      1,113       974     3,280     2,859
    (Gain)loss on sale of
      assets--------------------        156         2       162  (  1,054)
    Deferred income taxes-------         74       108  (     83)      664
    Pension---------------------        195       127       559       339
  Changes in the following:
    Current assets--------------      1,829  (    292) (  4,415) (    647)
    Current liabilities---------   (    462)      705     2,543  (    156)
                                   --------  --------  --------  --------
  Net cash provided by
    operations------------------      5,345     3,842    10,832     8,444
                                   --------  --------  --------  --------
Cash Flows from Investing Activities:
  Acquisition of property and
    equipment-------------------   (    951) (  2,325) (  5,219) (  4,339)
  Proceeds from sale of property
    and equipment---------------          -         6         7     1,104
  Other investments-------------          -         -         -         -
                                   --------  --------  --------  --------
  Net cash used in
    investing activities--------   (    951) (  2,319) (  5,212) (  3,235)
                                   --------  --------  --------  --------
Cash Flows from Financing Activities:
  Cash dividends paid-----------   (    710) (    503) (  1,922) (  1,505)
  Employee stock purchases------         52       119       209       298
  Long-term debt----------------   (     26) (     27) (  1,329)      947
                                   --------  --------  --------  --------
   Net cash used in financing
    activities------------------   (    684) (    411) (  3,042) (    260)
                                   --------  --------  --------  --------
Net increase in cash and cash
  equivalents-------------------      3,710     1,112     2,578     4,949
Cash and cash equivalents at
  beginning of quarter-year-----      5,518     7,419     6,650     3,582
                                   --------  --------  --------  --------
Cash and cash equivalents at
  end of quarter----------------    $ 9,228   $ 8,531   $ 9,228   $ 8,531
                                    =======   =======   =======   =======

See accompanying notes to Consolidated Financial Statements.
                                             5

                 BRENCO, INCORPORATED AND SUBSIDIARIES

                     FORM 10-Q  September 30, 1995

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The consolidated balance sheet as of September 30, 1995, the consolidated statements of income, and the consolidated statements of cash flows for the three months and nine months ended September 30, 1995 and September 30, 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1995 and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1994 annual report to shareholders. The results of operations for the periods ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

                 BRENCO, INCORPORATED AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS:

     Net sales were $97,667,000 for the first nine months of 1995, compared to $86,907,000 for the same period last year, an increase of 12%. For the third quarter, sales were $29,793,000, compared to $29,042,000, for the same quarter in 1994, an increase of 3%. These were the highest sales for a nine-month period in the Company's history. A strong freight car construction market in the U.S. and Canada was primarily responsible for the high level of demand for bearings. However, Quality Bearing Service, the Company's bearing reconditioning subsidiary, also posted a 16% increase in sales, compared to the first nine months of 1994 and export shipments were up 35% year over year.

     Net income was $8,786,000 or $.87 per share for the first nine months, compared to $6,439,000 or $.64 per share for the comparable period in 1994, an increase of 36%. For the quarter just ended, net income was $2,440,000 or $.24 per share, compared to $2,218,000 or $.22 per share for the same quarter of last year. This was another excellent quarter, ahead of last year, as well as the best third quarter results and nine-months earnings for Brenco in over fifteen years.

FINANCIAL CONDITION:

      Cash and cash equivalents were $9,228,000 at the end of the quarter, an increase of $2,578,000 for the nine months. Working capital at the end of the third quarter was $39,901,000, compared to $34,437,000 at last year end, an increase of $5,464,000.

      Management believes that its current cash and cash equivalents, together with anticipated earnings, are sufficient to cover both capital and dividend requirements for the balance of the year.

              BRENCO, INCORPORATED AND SUBSIDIARIES



Part II          Other Information

     Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits

              27.  Financial Data Schedule

       (b)    Reports on Form 8-K filed during the quarter - none

                             SIGNATURES


Pursuant  to the requirements of the Securities Exchange Act of  1934,  the registrant  has duly caused this report to be signed on its behalf  by  the undersigned thereunto duly authorized.





                                BRENCO, INCORPORATED
                                   (Registrant)

DATED:  November 9, 1995           BY:  J. Craig Rice
                                       ---------------------------
                                        J. Craig Rice
                                        President


DATED:  November 9, 1995           BY:  Jacob M. Feichtner
                                       ---------------------------
                                        Jacob M. Feichtner
                                        Executive Vice President
                                        & Secretary