Form 10-K
period 1995-12-31
BRENCO INC
filed 1996-03-22
CIK 14029

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549

                                     FORM 10-K
(Mark One)
   (X)           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    For the fiscal year ended December 31, 1995

                                        OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          Commission  File Number 0-6839

                               BRENCO, INCORPORATED
---------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

          Virginia                                  54-0493835
---------------------------------      ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

    One Park West Circle
    Midlothian, Virginia                             23113
---------------------------------      ------------------------------------
(Address of principal executive                   (Zip Code)
             offices)

Registrant's telephone number, including area code (804) 794-1436
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange on
       Title of Each Class                           Which Registered
       -------------------                      -------------------------
             None                                         None
---------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock, $1 Par Value
---------------------------------------------------------------------------
                                 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]      No   [ ]
                                        (CONTINUED)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                        [ ]

      As of February 23, 1996, there were 10,193,021 shares of common stock outstanding and the aggregate market value of common stock of Brenco, Incorporated held by nonaffiliates was approximately $93,046,000.


                    DOCUMENTS INCORPORATED BY REFERENCE

Information from the following documents has been incorporated by reference in this report:

Annual Report to shareholders for year ended December 31, 1995 - Part II

Proxy Statement dated March 8, 1996 - Part III


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

      The customer base for Brenco's products and services is made up of major railroads, car builders and automobile manufacturers, of which there are a limited number. During 1995, sales to Trinity Industries, Inc., CSX and Progress Rail Services amounted to $14,293,000, $11,935,000 and $9,804,000, or approximately 11.2%, 9.4% and 7.7% of 1995 net sales, respectively. Accounts receivable at December 31, 1995, includes $548,000, $1,086,000 and $510,000 for the above customers, respectively.

      Regulations prescribed by the Association of American Railroads require that principal component parts used by a railroad in the repair and maintenance of railroad roller bearings be parts made by the original bearing manufacturer. Thus if domestic sales of new railroad roller bearings increase, it may be anticipated that the market for reconditioned Brenco bearings and component parts for Brenco bearings will also increase.

      In 1995, sales of automotive forgings represented 8.6% of Brenco's business. Automotive forgings sales amounted to $10,949,000 in 1995, $12,451,000 in 1994 and $11,637,000 in 1993. These products are sold principally to original equipment manufacturers.

      Export sales to India, Canada, Brazil, Mexico, Australia and to FAG for their worldwide markets amounted to $22,814,000 in 1995, $17,491,000 in 1994 and $17,849,000 in 1993. Brenco has no foreign manufacturing facilities and all products manufactured for export sales are manufactured at Brenco's Petersburg, Virginia facilities. Payment for export sales to India is made through the utilization of letters of credit. Sales to Canada and sales through FAG are on open account. The Company believes the profitability of its export business is approximately the same as its domestic business.

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

      Carolina Coastal Railway, Inc. and Commonwealth Railway, Inc., wholly owned subsidiaries of Rail Link, Inc. operate short line railroads in North Carolina and Virginia, respectively. In performing this service, railcars are moved over the short line route from the railroad to the ultimate customer. All short line operations are under 25 miles in length.

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

Backlog

      Brenco's backlog of orders at December 31, 1995 was approximately $24,499,000, compared to $51,494,000 and $9,000,000 at December 31, 1994 and 1993, respectively. The backlog at December 31, 1995, represented 2.3 months of sales based upon average monthly sales for 1995. This compares to 5.2 months of sales for 1994.

      As demand for tapered roller bearings for new railcars increased in 1994, lead times were extended. With extended lead times, it became imperative that customers enter orders earlier and for longer periods of time. 1995 was a record sales year for the Company. Demand for bearings for the OEM market will be down in 1996. As a result, backlog figures reflect a more conservative order pattern coupled with shortened lead times.

Raw Materials and Energy Use

      Raw materials used in Brenco's business consist principally of high grade steel bars, sheet and strip, wire and tubing. Such products are available  from  a  number  of  major steel producers,  both  domestic  and foreign. To date Brenco has experienced no difficulty in obtaining adequate supplies of these raw materials for production purposes. Brenco does not have any long-term supply contracts.

     Brenco is a significant user of electricity. Natural gas is also used in one department. Brenco has had no difficulty in obtaining adequate gas supplies to date, nor has Brenco received any indication that its supply of electricity will be restricted or curtailed in the foreseeable future.

Capital Expenditures, Plant Expansion and Research

      Brenco's capital expenditures were $6,413,000 in 1995.

      Brenco's  capital  expenditure  budget  for  1996  is  approximately
$10,152,000.   Increased capacity and new business as well  as  maintaining continuity of operations, are the major considerations.

      In 1993, the Company licensed from Epilogics, Inc., an engineering design firm in California, the exclusive manufacture rights to a one-way clutch design for automotive transmissions for the North American automotive market. The MD clutch has the potential for increasing the future sales of our Powertrain Products division, but will require substantial development and marketing efforts in order to gain acceptance of the product by the major U.S. automobile manufacturers.

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

Employees

      Brenco  had  1,052  employees at December  31,  1995.   Though  union
organization campaigns have been conducted at its Petersburg, Virginia plant on several occasions in prior years, Brenco is not a party to any collective bargaining agreement. Brenco believes its employee labor relations are good.

Item 2.   Properties

      At December 31, 1995 Brenco operated a total of four manufacturing plants located on approximately 150 acres of land in Petersburg, Virginia. The four plants and surrounding facilities adjacent to its headquarters occupy approximately 60 of the 150 acre tract. The plants in Virginia are on land owned by Brenco. Brenco's production facilities at its Petersburg, Virginia plant occupy approximately 400,000 square feet of production area.

      In general, the buildings are in good condition, are considered to be adequate for the uses to which they are being put and are in regular use. At December 31, 1995 Brenco was operating at approximately 90% of capacity at its Petersburg manufacturing facility.

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

Item 3.   Legal Proceedings

      In the fourth quarter of 1995, a settlement was reached, on terms favorable to the Company, in the previously disclosed litigation pending since February 4, 1991, which had been brought by GE against the Company in the Federal District Court of Connecticut alleging defects in the roller bearings sold to GE for use on certain railroad passenger cars. (General Electric Company v. Brenco, Incorporated; Case No. 3: 91V000073 (WWE).)

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

     Needham B. Whitfield, age 59 has served as Chief Executive Officer and
Chairman  of  the  Board of Directors of the Corporation since  1985.   Mr.
Whitfield is the brother-in-law of John C. Kenny, a director.

      J. Craig Rice, age 48, has served as President, Chief Operating Officer and Director of the Corporation since 1985 and is responsible for overall corporate policy.

      Jacob M. Feichtner, age 58, has served as Executive Vice President, Secretary and Director of the Corporation since 1985.

      Robert V. Lawrence, age 58, has served as Vice President of Engineering since 1984.

      Howard J. Bush, age 42, has served as Vice President of Marketing and Sales since 1989.

      Evan J. Roberts, age 40, has served as Vice President of Operations since 1994. Mr. Roberts previously served as Vice President, Harsco Corporation, a manufacturer of heavy duty trucks and school buses, from 1990-1994.

      S. Bruce Saunders, II, age 35, has served as Treasurer since 1994. Mr. Saunders previously held various positions with the Company from 1991-1994, including Financial Projects Manager and Director of Strategic Planning & Capital Management.

      Donald E. Fitzsimmons, age 54, has served as Vice President of Railroad Sales since 1994. Prior to 1994, Mr. Fitzsimmons held the following positions with the Company: Regional Sales Manager, Assistant Vice President - Sales and Vice President - Railroad Sales.

                                     PART II

Item 5. Market for Brenco, Incorporated Common Stock and Related Shareholder Matters

     The principal market in which the Common Stock of Brenco, Incorporated is traded is the NASDAQ Over-the-Counter-National Market System. The high and low sales prices for the Common Stock on the NASDAQ Over-the-Counter-National Market System and the dividends paid per Common Share for each quarter in the last two fiscal years are incorporated by reference to page 1 of the 1995 Annual Report. For information on restrictions on payment of dividends, see Note 5 of Notes to Consolidated Financial Statements under item 8 of this Report.

      The approximate number of shareholders of record on February 23, 1996
was   2,021   (including  brokers,  dealers,  banks  and   other   nominees
participating in The Depository Trust Company).

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

Item 8.   Financial Statements and Supplementary Data

      Information required by this item is incorporated by reference to the Brenco Annual Report to shareholders as follows:

      Financial  Statements  and Independent Auditor's  Report  -  pages  4 through 13.

     Supplementary data - page 1, the information under "Selected Quarterly
Data".

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.
                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

      Information required by this item concerning directors of the registrant is incorporated by reference to the Brenco Proxy Statement dated March 8, 1996, pages 4 and 5 under "Election of Directors". Information on the executive officers of the registrant is included in Part I under the caption "Executive Officers of the Registrant".

Item 11.  Executive Compensation

      Information required by this item is incorporated by reference to the Brenco Proxy Statement dated March 8, 1996, pages 6 through 10 under "Executive Compensation".

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Information required by this item is incorporated by reference to the Brenco Proxy Statement dated March 8, 1996, pages 1 through 3 under "Security Ownership of Certain Beneficial Owners and Management".

Item 13.  Certain Relationships and Related Transactions

      Information required by this item concerning certain relationships is incorporated by reference to the Brenco Proxy Statement dated March 8, 1996, page 5, footnote (1) through (3), under "Election of Directors."


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K:

  (a) 1.  Financial Statements:


      The following statements are incorporated in Part II, Item 8 by reference to the Brenco Annual Report to Shareholders (page references are to page numbers in the Brenco Annual Report):

                                                              Page Number
                                                              -----------
       Independent Auditor's Report                                13

       Consolidated Balance Sheets as of
            December 31, 1995 and 1994                              6

       Consolidated Statements of Income for
            the three years ended December 31, 1995,
            1994 and 1993                                           4

       Consolidated Statements of Shareholders' Equity
            for the three years ended December 31, 1995,
            1994 and 1993                                           5

       Consolidated Statements of Cash Flows for the
            three years ended December 31, 1995, 1994
            and 1993                                                7

       Notes to Consolidated Financial Statements                 8 - 12

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

  (a) 3.  Exhibits

      3.1 Articles of Incorporation, as amended.
          (incorporated herein by reference to Form SE dated March 27, 1991).

      3.2 Bylaws, as amended.
          (incorporated herein by reference to Exhibit 3.2 included in the
           Company's  Report on Form 10-Q for the quarter  ended  June  30,
          1995).

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

     10.4 1987 Restricted Stock Plan of the Company, as amended.

     10.5 1988 Stock Option Plan of the Company, as amended (incorporated herein by reference to Exhibit 10.5 included in the Company's Report on Form 10-K for the year ended December 31, 1993 as amended on Form 10-K/A, Amendment No. 1).

     10.6 Executive Incentive Retirement Plan (incorporated herein by reference to Exhibit 10.6 included in the Company's Report on Form 10-K for the year ended December 31, 1994).

     13. Portions of the 1995 Annual Report to Shareholders which are incorporated by reference into this Report on Form 10-K.

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

      1987 Restricted Stock Plan of the Company, as amended - Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

      1988  Stock Option Plan of the Company, as amended April 15,  1993  -
Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (as amended on Form 10-K/A, Amendment No. 1).

      Executive Retirement Incentive Plan - Exhibit 10.6 to the Company Annual Report on Form 10-K for the year ended December 31, 1994.

  (b) Reports on Form 8-K

      There were no reports on Form 8-K for the three months ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                BRENCO, INCORPORATED

March 22, 1996                  BY:  /s/  J. Craig Rice
                                --------------------------------------
                                          J. Craig Rice
                                          President
                                     (Chief Operating Officer)

March 22, 1996                  BY:  /s/  Jacob M. Feichtner
                                --------------------------------------
                                          Jacob M. Feichtner
                                          Executive Vice President &
                                               Secretary
                                         (Chief Financial and
                                           Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                Chairman of the
/s/  Needham B. Whitfield       Board and Chief Executive
--------------------------------Officer and Director        March 22, 1996
     Needham B. Whitfield

                                President and Chief Operating
/s/  J. Craig Rice              Officer of the Company
--------------------------------and Director                March 22, 1996
     J. Craig Rice

                                Executive Vice President &
/s/  Jacob M. Feichtner         Secretary of the Company
--------------------------------and Director                March 22, 1996
     Jacob M. Feichtner

/s/  Steven M. Johnson          Director                    March 22, 1996
--------------------------------
     Steven M. Johnson

/s/  John C. Kenny              Director                    March 22, 1996
--------------------------------
     John C. Kenny

/s/  James M. Wells III         Director                    March 22, 1996
--------------------------------
     James M. Wells III

/s/  Frederic W. Yocum, Jr.     Director                    March 22, 1996
--------------------------------
     Frederic W. Yocum, Jr.

                                                       EXHIBIT 10.4

Section 1.  Establishment, Purpose, and Effective Date of Plan

      1.1 Establishment. Brenco, Incorporated hereby establishes a stock incentive plan for key Employees, as described herein, which shall be known as the Brenco, Incorporated 1987 Restricted Stock Plan (hereinafter called the "Plan").

      1.2 Purpose. The purpose of the Plan is to enable the Company to attract, retain, and motivate key Employees who provide valuable services to the Company, and to provide such Employees with a means of acquiring or increasing a proprietary interest in the Company so that they will have an increased incentive to work for the long-term success of the Company.

      1.3 Shareholder Approval. The Plan shall become effective as of April 16, 1987, subject to approval by the shareholders of the Company.

Section 2.  Definitions

      Whenever used herein, the following terms shall have the meanings set forth below:

      (a)  "Board" means the Board of Directors of Brenco, Incorporated.

      (b) "Committee" means a Committee of the Board consisting of three or more members of the Board who are not, and who have not been at any time within one year prior to appointment to the Committee, eligible to receive Stock under the Plan, or Stock, stock options, or stock appreciation rights under another company plan.

      (c) "Company" means Brenco, Incorporated, a Virginia corporation, as well as any subsidiary more than 50% of whose total combined voting stock of all classes is owned by Brenco, Incorporated either directly or through one or more of its subsidiaries.

      (d) "Employee" means any key executive in charge of a principal division, business unit, or department of the Company, and any other individual who performs similar managerial and professional functions for the Company.

      (e) "Grantee" means an Employee who shall have received a grant of restricted Stock under the Plan.

      (f) "Period of Restriction" means the period during which the transfer of shares of restricted Stock granted under the Plan is restricted pursuant to Section 7 hereof.

      (g) "Stock" means the Common Stock, par value of $1.00 per share, of the Company.

Section 3.  Eligibility and Participation

     Grantees shall be limited to Employees as determined by the Committee.

Section 4.  Administration

     The Committee shall be responsible for the administration of the Plan. The Committee, by majority action thereof, is authorized to interpret the Plan, to prescribe, amend, and rescind rules and regulations relating to the Plan, provide for conditions and assurances deemed necessary or advisable to protect the interests of the Company, and to make all other determinations necessary or advisable for the administration of the Plan, but only to the extent not contrary to the express provisions of the Plan. Determinations, interpretations, or other actions made or taken by the Committee pursuant to the provisions of the Plan shall be final and binding and conclusive for all purposes and upon all persons whomsoever.

Section 5.  Stock Subject to the Plan

      5.1 Number. The total number of shares of Stock that may be issued under the Plan may not exceed 200,000 subject to adjustment as provided in
Section 5.3. Those shares may consist, in whole or in part, of authorized but unissued Stock or shares of Stock reacquired by the Company, including shares purchased in the open market, not reserved for any other purpose.

     5.2 Unused Stock. In the event any shares of Stock subject to grants made under the Plan are reacquired by the Company pursuant to Section 8 of the Plan, such reacquired shares again shall become available for issuance under the Plan.

     5.3 Adjustments in Capitalization. In the event of reorganization, recapitalization, stock split, stock dividend, merger, consolidation, combination or exchange of shares, rights, offering or any other change affecting the Stock, the Committee may make, subject to approval of the Board, appropriate changes in the aggregate number of shares issuable under this Plan, and in the number of shares subject to restricted Stock grants then outstanding under this Plan.

Section 6.  Duration of the Plan

     Subject to the Board's right to terminate the Plan pursuant to Section 10 hereof, the Plan shall remain in effect until all Stock acquired by Grantees pursuant to the provisions of the Plan shall have been released from restrictions pursuant to Section 7.4, Section 8, or Section 11 hereof. Notwithstanding the foregoing, no awards of Stock may be granted under the Plan after the tenth (10th) anniversary of the Plan's effective date.

Section 7.  Restricted Stock

      7.1 Grant of Restricted Stock. Subject to Section 3 and 5.1 hereof, the Committee, at any time and from time to time, may grant shares of restricted Stock under the Plan to such Employees and in such amounts as it shall determine. Each grant of restricted Stock shall be in writing and signed by a duly authorized officer of the Company. Certificates for the Stock so granted shall be registered in the name of the Grantee and deposited by him, together with a stock power endorsed in blank, with the Company under such restrictions as the Committee shall determine pursuant to the provisions of Section 7. Upon release or expiration of such restrictions, the Company shall redeliver to the Grantee the Stock so deposited by him.

      7.2 Transferability. Except as contemplated by Sections 8, 9.2, and 11 hereof, the shares of restricted Stock granted hereunder may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated for the Period of Restriction determined by the Committee in accordance with Section 7.3 which shall be specified in writing in the restricted Stock grant.

      7.3 Period of Restriction. The Period of Restriction for each restricted Stock grant shall not exceed five years or such lesser period as may be necessary to satisfy any performance goals which may be specified by the Committee; provided, however, that except as otherwise provided in
Section 7.5, 8, and 11 hereof, the Period of Restriction shall not be less than two years.

      7.4 Removal of Restrictions. Except as otherwise provided in Sections 7.5, 8, and 11 hereof, shares of restricted Stock covered by each restricted Stock grant made under this Plan shall become freely transferable by the Grantee after the last day of the Period of Restriction.

      7.5 Other Restrictions. The Committee shall impose such other restrictions on any shares granted pursuant to the Plan as it may deem advisable including, without limitation, restrictions under applicable federal or state securities laws, and may legend the Stock certificate(s) to give appropriate notice of such restrictions.

      7.6 Certificate Legend. In addition to any legends placed on certificates pursuant to Section 7.5 hereof, each certificate representing shares of restricted Stock granted pursuant to this Plan shall bear the following legend:

           "The sale or other transfer of shares of Stock represented by this certificate, whether voluntary, involuntary, or by operation of law, is subject to certain restrictions on transfer set forth in the 1987 Brenco, Incorporated Restricted Stock Plan, rules of
     administration adopted  pursuant  to  such  Plan,  and  a   restricted
     Stock  grant  dated . . . . A copy of the Plan, such rules,  and  such restricted Stock grant may be obtained from the Secretary of the Company."

Once the shares are released from the restrictions pursuant to Section 7.4 hereof, the Grantee shall be entitled to have the legend required by this
Section 7.6 removed from his Stock certificate(s).

      7.7   Voting  Rights.   During the Period  of  Restriction,  Grantees
holding shares of restricted Stock granted hereunder may exercise full voting rights with respect to those shares.

      7.8 Dividends and Other Distributions. During the Period of Restriction, Grantees holding shares of restricted Stock granted hereunder shall be entitled to receive currently all dividends and other distributions paid with respect to those shares while they are so held. If any such dividends or distributions are paid in shares, the shares shall be registered in the name of the Grantee and deposited with the Company as provided in Section 7.1 hereof and the shares shall be subject to the same restrictions on transferability as the shares of restricted Stock with respect to which they were paid.

Section 8.  Termination of Employment

      8.1 Termination of Employment Due to Death or Permanent and Total Disability. In the event that the employment with the Company of a Grantee is terminated because of death or permanent and total disability, any remaining Period of Restriction applicable to the restricted Stock of such Grantee pursuant to Section 7 hereof shall automatically terminate and, except as otherwise provided in Section 7.5, the shares of Stock shall thereby be free of restrictions and freely transferable.

      8.2 Termination of Employment Due to Retirement. In the event the employment with the Company of a Grantee is terminated because of retirement as defined in the Company's Retirement Plan during the Period of Restriction, the restrictions applicable to the shares of restricted Stock of such Grantee pursuant to Section 7 hereof shall terminate, in the sole discretion of the Committee, with respect to a number of shares (rounded to the nearest whole number) up to the total number of restricted shares granted to such Grantee, multiplied by the number of full months which have elapsed since the date of grant divided by the maximum number of full months of the Period of Restriction. All remaining shares shall be forfeited and returned to the Company; provided, however, that the Committee may, in its sole discretion, waive the restrictions remaining on any or all such remaining shares.

       8.3   Termination  of  Employment  for  Reasons  Other  Than  Death,
Disability,  or  Retirement.  In the event that  the  employment  with  the
Company of a Grantee is terminated for any reason other than those set forth in Sections 8.1 and 8.2 hereof during the Period Of Restriction, then any shares of restricted Stock of such Grantee still subject to restrictions at the date of such termination shall automatically be forfeited and returned to the Company; provided, however, that, in the event of an involuntary termination of the employment of a Grantee by the Company, the Committee may, in its sole discretion, waive the automatic forfeiture of any or all such shares and/or may add such new restrictions to such shares as it deems appropriate.

      8.4 Termination of Employment after Change in Composition of Directors or Stock Ownership. Notwithstanding the provisions of Sections
8.2 and 8.3, in the event the employment with the Company of a Grantee is terminated for any reason after (i) the composition of a majority of the Board of Directors is changed by reason of election of new Directors not nominated by the Board of Directors or (ii) any person, corporation, or other entity or group thereof has acquired the "beneficial ownership" (as the term is used in Section 13(d)(1) of the Securities Exchange Act of 1934 and rules and regulations promulgated thereunder), directly or indirectly, of twenty-eight percent (28%) or more of the outstanding shares of Stock, any remaining Period of Restriction applicable to the restricted Stock of such Grantee pursuant to Section 7 hereof shall automatically terminate and, except as otherwise provided in Section 7.5, the shares of Stock shall thereby be free of restrictions and freely transferable.

Section 9.  Rights of Employees; Recipients of Grants

      9.1 Employment. Nothing in this Plan or in any grant of restricted Stock shall interfere with or limit in any way the right of the Company to terminate any Employee's or Grantee's employment at any time, nor confer upon any Employee or Grantee any right to continue in the employ of the Company.

      9.2 Nontransferability of Restricted Stock. No rights or shares of restricted Stock granted under the Plan may be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, otherwise than by will or by the laws of descent and distribution until the termination of the applicable Period of Restriction. All rights granted to a Grantee under the Plan shall be exercisable during his lifetime only by such Grantee. Upon the death of a Grantee, his legal representative or beneficiary may exercise his rights under the Plan.

Section 10.  Amendment and Termination

      The Board, upon recommendation of the Committee, at any time may terminate, and at any time and from time to time and in any respect, may amend or modify the Plan, provided, however, that no such action of the Board, without approval of shareholders may:

     (a) Increase the maximum number of shares of Stock that may be issued under the Plan except as provided in Section 5.3 of the Plan.

     (b) Extend the period during which shares of Stock may be granted under the Plan.

     (c) Modify the requirements as to eligibility for participation under the Plan.

     (d) Increase materially the benefits accruing to Grantees under the Plan.

     (e)  Increase materially the cost of the Plan.

     (f)  Withdraw the administration of the Plan from the Committee.

     (g) Change the provision in the Plan as to the qualification for membership on the Committee.

No amendment, modification, or termination of the Plan shall in any manner adversely affect any Stock theretofore granted under the Plan without the consent of the Grantee.

Section   11.   Reorganization,  Merger,  Consolidation,   Acquisition   or
Dissolution

      In the event of (i) the dissolution of the Company, (ii) a reorganization, merger, consolidation, or acquisition in which the Company is not the surviving corporation, or (iii) a transfer of substantially all the assets or a majority of the outstanding Stock of the Company to another corporation not controlled by the Company's shareholders, all restrictions shall lapse on shares of restricted Stock granted under the Plan and thereafter such shares shall be freely transferable by the Grantee, subject to applicable federal or state securities laws.

Section 12.  Tax Withholding

      The Company, as appropriate, shall have the right to withhold any Federal, State, or local taxes required by law to be withheld with respect to any awards under the Plan; the Grantee or other person receiving such restricted Stock may be required to pay to the Company, as appropriate, the amount of any such taxes which the Company is required to withhold with respect to such restricted Stock.

Section 13.  Indemnification

      Each person who is or shall have been a member of the Committee or of the Board shall be indemnified and held harmless by the Company from any loss, cost, liability, or expense that may be imposed upon or reasonably incurred by him in connection with any claim, action, suit, or proceeding to which he may be a party by reason or any action taken or failure to act under the Plan. The foregoing right of indemnification shall not be exclusive of any rights of indemnification to which such persons may be entitled under the Company's Articles of Incorporation or By-Laws, as a matter of law, or otherwise, or any power that the Company may have to indemnify them or hold them harmless.

Section 14.  Governing Law

      The Plan, and all grants and other documents delivered hereunder, shall be construed in accordance with and governed by the laws of Virginia.

Section 15.  Expenses of Plan

     The expenses of administering the Plan shall be borne by the Company.

                                                       EXHIBIT 13

Selected Quarterly Data


(In thousands, except per share amounts)
                                           1995 Quarters
                                1st       2nd       3rd       4th
Net sales                     $35,232   $32,642   $29,793   $29,472
Gross profit                    9,732     8,046     7,801     6,520
Net income                      3,640     2,706     2,440     1,874
Net income per share              .36       .27       .24       .18





                                           1994 Quarters
                                1st       2nd       3rd       4th
Net sales                     $28,124   $29,741   $29,042   $30,990
Gross profit                    6,631     7,400     7,005     8,547
Net income                      1,864     2,357     2,218     2,363
Net income per share              .19       .23       .22       .23




Stock Prices (Wall Street Journal)         1995                  1994
                                       High     Low         High       Low
  1st Quarter                         13       10 5/8      12 1/2     8 1/4
  2nd Quarter                         14 1/2   12          13 1/4     9 1/8
  3rd Quarter                         12 5/8    9 13/16    14        11 1/2
  4th Quarter                         12       10 1/8      13 1/4    11 1/4




Dividends Declared                                 1995            1994
     1st Quarter                                  $ .06           $ .05
     2nd Quarter                                    .07             .05
     3rd Quarter                                    .07             .06
     4th Quarter                                    .07             .06

We have paid a cash quarterly dividend since 1952.
The amount of future dividends is dependent on future earnings, capital requirements and the general condition of the company.



Consolidated Statements Of Income

                                         Years Ended December 31
                                 1995            1994           1993
NET SALES                   $127,139,364    $117,897,044   $ 98,723,878
---------------------------------------------------------------------------
Costs and Expenses:
  Cost of goods sold          95,040,017      88,313,611     77,250,896
  Administrative and selling
    expenses                  15,136,712      14,413,648     12,161,980
---------------------------------------------------------------------------
                             110,176,729     102,727,259     89,412,876
---------------------------------------------------------------------------
Operating Income              16,962,635      15,169,785      9,311,002
Interest Expense           (     723,485)  (     798,671)  (    740,844)
Gain (Loss) on Sale of
  Assets                   (     453,168)        972,519   (     11,835)
Special Charge for
  Environmental
  Expenditures (Note 8)               --   (   1,490,000)  (  2,300,000)
Other Income                   1,122,671         701,329        634,243
---------------------------------------------------------------------------
Income before Income Taxes    16,908,653      14,554,962      6,892,566
Income Taxes (Note 3)          6,248,816       5,753,272      2,651,600
---------------------------------------------------------------------------
NET INCOME                  $ 10,659,837    $  8,801,690   $  4,240,966
===========================================================================
Net Income per Share        $       1.05    $        .88   $        .43
===========================================================================
Weighted Average Number of
  Shares Outstanding          10,135,257      10,050,454      9,941,909
===========================================================================


See Notes to Consolidated Financial Statements.
















Consolidated Statements Of Shareholders' Equity

                                                    Additional
                              Common Stock, Issued   Paid-In    Retained
                              Shares    Par Value    Capital    Earnings

Balance, December 31, 1992    9,860,364 $9,860,364   $379,038  $34,852,378
  Net income                                                     4,240,966
  Issuance under stock option
    and stock participation
    plans                       145,148    145,148    637,752         --
  Reacquired shares         (       167)(      167)(    1,815)        --
  Tax benefit from disqualifying
    disposition of option shares                      166,524         --
  Dividends declared ($.20 per
    share)                                                     ( 1,991,080)
---------------------------------------------------------------------------
Balance, December 31, 1993   10,005,345 10,005,345  1,181,499   37,102,264
  Net income                                                     8,801,690
  Issuance under stock option
    and stock participation
    plans                        80,255     80,255    510,237          --
  Tax benefit from disqualifying
    disposition of option shares                       29,871          --
  Dividends declared ($.22 per
    share)                                                    ( 2,212,980)
---------------------------------------------------------------------------
Balance, December 31, 1994   10,085,600 10,085,600  1,721,607   43,690,974
  Net income                                                    10,659,837
  Issuance under stock option
    and stock participation
    plans                        81,115     81,115    407,715          --
  Reacquired shares         (        49)(       49)(      521)         --
  Tax benefit from disqualifying
    disposition of option shares                       91,703          --
  Dividends declared ($.27 per
    share)                                                    ( 2,738,872)
---------------------------------------------------------------------------
Balance, December 31,
  1995                       10,166,666 $10,166,666 $2,220,504 $51,611,939
===========================================================================


See Notes to Consolidated Financial Statements.







Consolidated Balance Sheets

                                                    December 31
                                                1995           1994

Assets
Current Assets:
  Cash and cash equivalents                $ 10,483,908   $  6,650,133
  Accounts receivable-net of allowance
    for doubtful accounts of $286,773
    (1994-$279,469)                          19,194,342     18,303,819
  Inventories:
    Finished goods                            4,921,929      3,060,172
    Work in process                           9,779,330      9,616,104
    Raw material                              2,980,968      2,893,182
---------------------------------------------------------------------------
                                             17,682,227     15,569,458
    Less:  Lifo reserve                       1,716,200      1,466,351
---------------------------------------------------------------------------
                                             15,966,027     14,103,107
---------------------------------------------------------------------------
Prepaid expenses                              1,974,029      1,489,722
Deferred income taxes (Note 3)                  875,291        908,091
Income taxes recoverable                      1,026,097        513,003
---------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                   49,519,694     41,967,875
---------------------------------------------------------------------------
Other Assets                                    670,845         55,504
---------------------------------------------------------------------------
Property and Equipment:
  Land and improvements                       4,094,216      4,056,137
  Buildings                                  13,051,103     11,499,555
  Machinery and equipment                    76,463,983     77,042,859
---------------------------------------------------------------------------
                                             93,609,302     92,598,551
  Less:  Accumulated depreciation            57,521,545     58,053,298
---------------------------------------------------------------------------
                                             36,087,757     34,545,253
---------------------------------------------------------------------------
                                           $ 86,278,296   $ 76,568,632
===========================================================================


See Notes to Consolidated Financial Statements.







Consolidated Balance Sheets

                                                   December 31
                                               1995           1994

Liabilities and Shareholders' Equity
Current Liabilities:
  Current maturities of long-term
    debt (Note 5)                          $  1,354,000   $  1,354,000
  Accounts payable                            3,609,947      2,665,377
  Dividends payable                             711,326        604,754
  Compensated absences                          719,488        721,509
  Accrued liabilities                         1,704,587      1,747,008
  Income taxes payable                          338,928        437,677
---------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES               8,438,276      7,530,325
---------------------------------------------------------------------------
Pension (Note 4)                              2,411,683        921,203
Deferred Income Taxes (Note 3)                3,217,440      3,051,871
Long-Term Debt (Note 5)                       8,211,788      9,567,052
---------------------------------------------------------------------------
Shareholders' Equity:
  Preferred stock, par value $1 per share,
    authorized 1,000,000 shares; none issued
  Common stock, par value $1 per share,
    authorized 15,000,000 shares; issued
    10,166,666 shares (1994-10,085,600
    shares)                                  10,166,666     10,085,600
Additional paid-in capital                    2,220,504      1,721,607
Retained earnings                            51,611,939     43,690,974
---------------------------------------------------------------------------
                                             63,999,109     55,498,181
---------------------------------------------------------------------------
                                           $ 86,278,296   $ 76,568,632
===========================================================================


See Notes to Consolidated Financial Statements.













Consolidated Statements Of Cash Flows


                                            Years Ended December 31
                                         1995         1994        1993
Cash Flows From Operations

Net Income                           $10,659,837   $8,801,690   $4,240,966
Adjustments to reconcile net income
  to net cash provided by operations:
    Depreciation                       4,432,806    3,870,130    3,003,015
    Reserve for environmental
      expenditures                            --    1,490,000    2,300,000
    Deferred income taxes                198,369    1,299,850      315,464
    (Gain) loss on sale of assets        453,168  (   972,519)      11,835
    Pension expense                      851,166      466,467      334,533
  Changes in the following:
    Accounts receivable              (   890,523) ( 3,738,656) ( 1,710,758)
    Inventories                      ( 1,862,920)     800,969      611,503
    Prepaid expenses                 (   270,095)     156,104      224,827
    Accounts payable                     944,570  (   748,520)   1,038,020
    Accrued liabilities              (    10,360)   1,064,054  (    74,656)
    Income taxes                     (   520,140)     471,457  (   154,274)
    Environmental expenditures       (    34,082) ( 4,332,369) ( 2,611,866)
---------------------------------------------------------------------------
  Net cash provided by operations     13,951,796    8,628,657    7,528,609
---------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.





















Consolidated Statements Of Cash Flows


                                             Years Ended December 31
                                          1995       1994          1993
Cash Flows From Investing Activities

Acquisition of property and equipment ( 6,413,175)( 5,870,798) ( 8,814,699)
Proceeds from the sale of property
     and equipment                          8,685   1,105,500        9,888
Other                                 (        16)(     4,364) (    51,139)
---------------------------------------------------------------------------
  Net cash used in investing
    activities                        ( 6,404,506)( 4,769,662) ( 8,855,950)
---------------------------------------------------------------------------
Cash Flows From Financing Activities

Proceeds from long-term borrowing              --   1,000,000           --
Principal payments on long-term debt  ( 1,355,264)(    78,948)          --
Cash dividends paid                   ( 2,632,300)( 2,108,408) ( 1,983,915)
Re-purchase of common stock           (       570)         --  (     1,982)
Proceeds from issuance of
  common stock                            274,619     396,769      676,900
---------------------------------------------------------------------------
  Net cash used in
    financing activities              ( 3,713,515) (  790,587) ( 1,308,997)
---------------------------------------------------------------------------
Net increase (decrease) in cash and cash
  equivalents                           3,833,775   3,068,408  ( 2,636,338)
Cash and cash equivalents at beginning
  of year                               6,650,133   3,581,725    6,218,063
---------------------------------------------------------------------------
Cash and cash equivalents at
  end of year                         $10,483,908 $ 6,650,133   $3,581,725
===========================================================================
Supplemental Disclosures Of Cash
  Flow Information:
    Cash payments for income taxes    $ 6,662,291 $ 4,011,870   $2,418,024
    Cash payments for interest        $   767,835 $   798,671   $  750,000


See Notes to Consolidated Financial Statements.









[FN]

Notes To Consolidated Financial Statements

Note 1.

Nature Of Business And Significant Accounting Policies
      The Company manufactures tapered roller bearings and component parts for railroad cars. Tapered roller bearings are sold to most major railroads and railroad car builders worldwide. Automotive forgings are sold principally to domestic automobile manufacturers. Additionally, through wholly owned subsidiaries, the Company reconditions and sells replacement bearings and provides third-party contract switching services to large industrial rail users. Significant accounting policies follow:

Principles Of Consolidation
       The accompanying consolidated financial statements include the accounts of all subsidiaries. All significant intercompany balances and transactions have been eliminated.

Accounting Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash And Cash Equivalents
     Cash and cash equivalents includes all cash balances and highly liquid investments with a purchased maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the FDIC insurance limit.

Inventories
      Inventories are valued at the lower of cost or market. Cost for approximately one half of inventories is determined on the last-in, first-out (LIFO) method and the remaining one half on the first-in, first-out
(FIFO) method.

Property And Equipment
      Property and equipment are stated at cost and are depreciated over their estimated useful lives of 20 to 45 years for buildings and 4 to 12 years for machinery and equipment. Depreciation is computed primarily on the straight-line method.

Income Taxes
     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred asset will not be realized. Deferred tax assets and liabilities will be adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net Income Per Share
      Net  income  per  share is computed based upon the  weighted  average number of common shares outstanding during the year. Issuance of the shares upon exercise of all options outstanding would not have a material effect upon net income per share.

Note 2.

Inventories
      The  FIFO  cost  of  LIFO  inventories would  have  been  $1,716,000,
$1,466,000  and  $1,225,000 higher at December 31,  1995,  1994  and  1993, respectively, than at LIFO values. Inventories valued at LIFO increased in 1995. Reductions of inventory quantities in 1994 and 1993 resulted in a liquidation of LIFO inventory quantities carried at costs prevailing in prior years which were lower than current costs. The effect of these reductions on net income did not exceed $.01 per share in 1994 or 1993.




Note 3.

Income Taxes
      The components of income tax expense for the years ended December 31,
1995, 1994 and 1993 were as follows:
===========================================================================
                  1995         1994           1993
Current
  Federal      $5,005,597     $3,542,066     $1,797,064
  State         1,044,850        911,356        539,072
Deferred
  Federal         167,049      1,094,615        290,227
  State            31,320        205,235         25,237
---------------------------------------------------------------------------
               $6,248,816     $5,753,272     $2,651,600
===========================================================================

      The differences between the amounts of reported total income tax expense and the amounts computed by multiplying income before income tax by the applicable statutory federal income tax rate of 35% for the years ended December 31, 1995, 1994 and 1993 were as follows:





===========================================================================
                           1995         1994            1993
Income tax computed at
  statutory federal
  income tax rates      $5,918,028    $5,094,237     $2,412,398
Increase(decrease) in
  taxes resulting from:
  Tax benefit of
     Foreign Sales
     Corporation        (  191,787)          --              --
  State income
     taxes, net of federal
     income tax benefit    699,511       725,784        366,801
  Other, net            (  176,936)  (    66,749)    (  127,599)
---------------------------------------------------------------------------
Income taxes            $6,248,816    $5,753,272     $2,651,600
===========================================================================
      Net deferred tax liabilities consist of the following components at December 31, 1995 and 1994:
===========================================================================
                                        1995                1994
Deferred tax assets:
  Current:
    Inventory capitalization
      and allowances               $  191,215           $  229,934
    Vacation benefits                 280,600              274,173
    Other expenses not
      deductible currently, net       403,476              403,984
  Non Current:
    Accrued pension benefits          691,224              350,057
Deferred tax liabilities:
  Non Current:
    Accelerated depreciation        3,908,664            3,401,928
---------------------------------------------------------------------------
Net deferred tax liabilities       $2,342,149           $2,143,780
===========================================================================

      The components giving rise to the net deferred tax liabilities described above have been included in the accompanying balance sheets at December 31, 1995 and 1994 as follows:
===========================================================================














                                       1995                 1994
Current Assets                     $  875,291           $  908,091
Non Current Liabilities, net        3,217,440            3,051,871
--------------------------------------------------------------------------
Net deferred tax liabilities       $2,342,149           $2,143,780
===========================================================================

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



      Net  pension  cost  for the Company's defined  benefit  pension  plan consisted  of  the  following components for the years ended  December  31,
1995, 1994 and 1993:
===========================================================================

                                   1995           1994          1993
Service cost (benefits earned) $  660,905    $  727,282     $  603,316
Interest cost on projected
  benefit obligation              941,597       787,875        734,383
Actual return on plan assets  ( 1,753,553)  (     8,648)   ( 1,021,585)
Net amortization and deferral     698,612   ( 1,040,042)        18,419
---------------------------------------------------------------------------
                               $  547,561    $  466,467     $  334,533
===========================================================================
















      The following assumptions were used in actuarial calculations for the
Company's  defined  benefit pension plan for the years ended  December  31,
1995, 1994 and 1993:
===========================================================================
                                             1995      1994      1993
Weighted average discount rate               7.5%      8.5%      7.0%
Rate of increase in future compensation:
  Salaried employees                         5.0%      5.0%      5.0%
  Hourly employees                           5.0%      5.0%      4.0%
Expected long-term return on assets          8.5%      8.5%      8.5%
===========================================================================
                                            1995                1994
Actuarial present value of
  benefit obligations:
  Vested benefits                       $10,642,165         $ 8,096,456
===========================================================================
  Accumulated benefits                  $11,237,420         $ 8,556,971
===========================================================================
Projected benefits                     ($15,089,156)       ($11,259,507)
Plan assets at fair value,
  consisting primarily of cash
  equivalents and common stocks          11,540,088          10,122,334
---------------------------------------------------------------------------
Plan assets under projected
  benefit obligation                   ( 3,549,068)        (  1,137,173)
  Unrecognized net loss                  2,466,624              796,200
  Unrecognized net obligation
    from January 1, 1987               (   386,320)        (    580,230)
---------------------------------------------------------------------------
Liability  included on
  balance sheet                        ($1,468,764)        ($   921,203)
===========================================================================

      The Company and its subsidiaries also have a defined contribution plan. Expense incurred on behalf of this plan was $1,028,517, $998,000 and $867,000 in 1995, 1994 and 1993, respectively.

      In addition, the Company adopted an Executive Retirement Incentive Plan effective January 1, 1995. The plan is a non-qualified unfunded plan which provides supplemental retirement benefits to certain employees.

      Pension expense consisted of the following components for the year ended December 31, 1995:

     Service Cost (benefits earned)          $ 80,985
     Interest cost on projected benefit
       obligation                              96,490
     Net amortization                         126,130
                                             $303,605
                                             ========


                                     32


      The  following  table  sets  forth  the  amounts  recognized  in  the accompanying  balance  sheet  as of December  31,  1995  related  to  these retirement benefits, assuming a 7.5% discount rate:
===========================================================================
     Actuarial present value of benefit
       obligations:
       Vested benefits                      $  908,819
===========================================================================
       Accumulated benefits                 $  942,919
===========================================================================
     Projected benefits                    ($1,512,202)
     Unrecognized net loss                     199,553
     Unrecognized transition obligation      1,009,044
     Adjustment required to recognize
       minimum liability                   (   639,314)(a)
     Liability included on balance sheet   ($  942,919)
===========================================================================

      (a) The Company recognized an intangible asset (included in other assets) in the same amount.

Note 5.

Long-Term Debt And Line Of Credit
      Long-term debt consists of the following as of December 31, 1995  and
1994:
===========================================================================
                                                 1995           1994
7.5% senior unsecured notes due in annual
  installments of $1,250,000 beginning in
  1995 and payable through 2002              $ 8,750,000    $10,000,000
7.06% unsecured notes due in quarterly
  installments of $26,000 through 2003           815,788        921,052
---------------------------------------------------------------------------
                                             $ 9,565,788    $10,921,052
===========================================================================
      Aggregate maturities required on long-term debt as of December 31, 1995 are due in future years as follows:

                 1996                 $1,354,000
                 1997                  1,354,000
                 1998                  1,354,000
                 1999                  1,354,000
                 2000                  1,354,000
             Later years               2,795,788
---------------------------------------------------------------------------
                                      $9,565,788
===========================================================================

      Long-term debt carries rates which approximate market rates for similar debt being issued. Therefore, the carrying value of long-term debt is not significantly different than fair market value at December 31, 1995.

      The outstanding senior unsecured notes contain various restrictive covenants, including maintenance of minimum consolidated net worth which restricts the amount of dividends. Approximately $12,400,000 of retained earnings were available for dividends at December 31, 1995.

      The Company also has available a $5,000,000 line of credit with a bank. At December 31, 1995 and 1994 there were no outstanding borrowings under the line, nor were there any borrowings under the line at any time during 1995 and 1994.

Note 6.

Stock Participation Plans
      The Company has options outstanding under key employee stock option plans. Options outstanding as of December 31, 1993 and the 5,000 options granted July 22, 1994 expire five years from the date of grant, are non-transferable other than at death, and are exercisable 25% at the end of one year, one and one-half years, two years, and three years after date of grant. Options granted on October 28, 1994 and thereafter expire ten years from the date of grant, are non-transferable other than at death, and are exercisable one year after date of grant. The option price of the stock is equal to its market value at the date of grant.

     At December 31, 1995 there were 338,725 shares which were exercisable, and 330,075 shares are reserved for future grants.



     A summary of stock option transactions follows:
===========================================================================
                                                       Average
                                   Number             Price Per
                                  of Shares             Share
Outstanding
  December 31, 1992                477,643             $  6.08
    Granted                         89,100               10.75
    Lapsed                       (   5,500)               5.63
    Exercised                    ( 166,018)               6.42

Outstanding
  December 31, 1993                395,225                7.00
    Granted                        105,200               11.67
    Lapsed                       (   8,200)               9.39
    Exercised                    (  57,000)               6.88

Outstanding
  December 31, 1994                435,225                8.10
    Granted                        103,200               11.63
    Lapsed                              --                  --
    Exercised                    (  71,375)               5.59

Outstanding
  December 31, 1995                467,050             $  6.69
===========================================================================

      For all other employees, the Company will give one share of Brenco stock for each four shares purchased by the employee up to 10% of his or her base compensation. Under this plan, shares were issued as follows:
2,327 in 1995, 1,392 in 1994 and 1,945 in 1993.

      The Company has a restricted stock plan which provides for the award of shares of common stock to key employees. The Company has reserved 200,000 shares of unissued common stock for this plan. The period of
restriction  ranges  from  2  years to  4  years.   During  the  period  of
restriction the employee will have the right to vote such shares and to receive dividends. There were 19,255 shares granted under this plan for the year ended December 31, 1995, 22,460 granted in 1994 and 16,000 granted in 1993.

Note 7.

Export Sales And Major Customers
       Sales  to  foreign  customers  amounted  to  $22,814,000  in   1995,
$17,491,000   in  1994  and  $17,849,000  in  1993.   Net  sales   included
$14,250,000  in  1995 and $12,850,000 in 1994 to one customer.   This  same
customer had outstanding accounts receivable of $548,000 in 1995 and $596,000 in 1994. No other customers accounted for more than 10% of sales in 1995, 1994, or 1993.

Note 8.

Environmental Remediation Project And Compliance

      During 1994, the Company completed an environmental remediation project at a former foundry site that has been inactive since 1979. The remediation process actually began in 1992 upon approval from the appropriate state regulatory agency. The total cost of the remediation project was approximately $7,000,000, which has been charged to income in various amounts each year from 1989 to 1994.

      The  effect  of  these special charges in 1994  for  the  remediation
expenditures was to reduce net income by $915,000 or $.09 per  share.   The
charges in 1993 decreased net income by $1,414,000 or $.14 per share.

Note 9.

Reclassification Of Certain Account Balances

     Certain account balances on the consolidated balance sheet at December 31, 1994 have been reclassified, to be consistent with the classifications adopted at December 31, 1995.









                                     35

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Brenco, Incorporated
Midlothian, Virginia


      We have audited the accompanying consolidated balance sheets of Brenco, Incorporated and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brenco, Incorporated and subsidiaries as of December 31, 1995, and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                               McGladrey & Pullen, LLP

Richmond, Virginia
January 30, 1996


Selected Financial Data

(In thousands, except per share amounts)
                     1995       1994      1993      1992      1991
Net sales          $127,139   $117,897  $98,724   $83,652   $78,600
Net income           10,660      8,802    4,241     1,977     4,455
Net income per share   1.05       0.88     0.43      0.20      0.46
Total assets         86,278     76,569   69,629    65,074    51,783
Long-term debt        8,211      9,567   10,000    10,000        --
Cash dividends
  declared per share    .27        .22      .20       .20       .20


Management's Discussion And Analysis Of
Financial Condition And Results Of Operations

Results Of Operations

(1995 compared with 1994)

      Net sales in 1995 increased 8% over sales in 1994, to $127,139,000, a new record for the Company. Railroad products and services were up 10%, to $107,213,000 which accounted for the majority of the increase. Export sales of railroad products, which were at record levels, were $22,814,000, an increase of 30% over 1994. Sales for Quality Bearing Service (QBS), our reconditioning subsidiary, were up 14%. Revenues of Rail Link, our rail switching subsidiary, increased 15% as two new switching locations were added in 1995.

      Operating income was up 12% in 1995 to $16,963,000, compared to $15,170,000 in 1994. The increase in operating income in 1995 was the result of higher sales volumes as well as some improved pricing for railroad products and services. Cost of goods sold was 75% of net sales in 1995, the same as 1994, as price increases and efficiencies of volume increases were offset by increased costs of materials and labor.

(1994 compared with 1993)

      Net sales in 1994 increased 19% over sales in 1993, to $117,897,000. Railroad products and services were up 22%, to $97,666,000 which accounted for the major portion of the increase. Sales for Quality Bearing Service were up 30% as we continued to enjoy substantial market share. The revenues of Rail Link were up 8%, with the addition of three switching locations.

      Operating income was up 63% in 1994 to $15,170,000, compared to $9,311,000 in 1993. The increase in operating income in 1994 was primarily the result of higher sales volumes and improved margins in railroad products and services as a consequence. In 1994 a special charge to earnings was made in the amount of $1,490,000, representing anticipated environmental remediation expenditures to complete the cleanup of a former foundry site that has been inactive since 1979. In addition, during the first quarter, there was a gain on the sale of surplus equipment in the amount of $1,056,000. Net income for 1994 was $8,802,000 or $.88 per share, an increase of 108% over 1993.

Liquidity And Capital Commitments

      Cash and cash equivalents were $10,484,000 at December 31, 1995, compared to $6,650,000 at the end of 1994, an increase of $3,834,000.

       Capital expenditures totaled $6,413,000 in 1995, compared to $5,871,000 in 1994 and $8,815,000 in 1993. Capital expenditures in 1996 are expected to increase to $10,152,000, which includes $474,000 of carryovers from prior years plus $9,678,000 in new projects approved for 1996. Process improvements ($4,480,000) and new business ($1,698,000) account for 61% of the new projects budgeted for 1996.

      In 1995 our investment in inventories increased by $1,863,000, to $15,966,000. Inventory turnover for 1995 was 5.8 as compared to 5.7 for 1994.

      The ratio of current assets to current liabilities was 5.87 at December 31, 1995, as compared to 5.57 at the end of 1994. The total amount of working capital increased by $6,642,000 to $41,080,000 at the end of 1995. This compares to $34,438,000 at the end of the prior year. Cash and short-term investments account for 58% of the increase.

      The Company has a $5,000,000 revolving line of credit. This line was not used during 1995. Management believes that its cash balances and cash flows from operations in the coming year will be adequate to cover its capital needs and dividend payments for 1996.

Outlook

     The Company expects that domestic railcar construction will be down by approximately 25% in 1996. The Company believes that it should be able to offset much of this anticipated decline in sales by increased export sales and continued growth in its other lines of business, but expects somewhat lower earnings in 1996 than in 1995 as a result of lower margins on export sales and more competitive conditions in the domestic market.

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

                    BRENCO, INCORPORATED AND SUBSIDIARIES

                       SUBSIDIARIES OF THE REGISTRANT

                                                       EXHIBIT 21

        The Company has the following wholly-owned subsidiaries, incorporated in Virginia and included in the consolidated financial statements:

        Quality Bearing Service of Nevada, Inc.
        Quality Bearing Service of Kentucky, Inc.
        Quality Bearing Service of Missouri, Inc.
        Brenco Holdings, Inc.
        Rail Link, Inc.
        SealTech, Inc.
        Full Steam Ahead Rebuilding, Inc.

        Rail Link, Inc. has the following wholly-owned subsidiaries, incorporated in Virginia and included in the consolidated financial statements:

        Carolina Coastal Railway, Inc.
        Commonwealth Railway, Inc.

                        CONSENT OF INDEPENDENT AUDITORS

                                                       EXHIBIT 23

        As independent auditors, we hereby consent to the incorporation of our report, dated January 30, 1996, incorporated by reference in this annual report on Form 10-K, into the Company's previously filed Form S-8 Registration Statements: File No. 2-65364 (Post-Effective Amendment No.
2), 33-31361, 33-45650 and 33-55745.





McGLADREY & PULLEN, LLP


Richmond, Virginia
March 22, 1996