Form 10-Q
period 1996-03-31
BRENCO INC
filed 1996-05-10
CIK 14029

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION


                        Washington, D.C. 20549

                               FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended March 31, 1996

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

                                  YES [X]  NO [ ]

      Common stock, par value $1.00 per share: 10,204,386 shares outstanding as of March 31, 1996

                 BRENCO, INCORPORATED AND SUBSIDIARIES

                       FORM 10-Q__March 31, 1996

                                 INDEX

Part I      Financial Information:                              Page No.

  Item 1.   Financial Statements.
            Consolidated Statements of Income (Unaudited)
            -Three Months Ended March 31, 1996 and 1995 .......    2

            Consolidated Balance Sheets
            -March 31, 1996 (Unaudited) and December 31, 1995..    3 & 4

            Consolidated Statements of Cash Flows (Unaudited)
            -Three Months Ended March 31, 1996 and 1995 .......    5

            Notes to Consolidated Financial Statements ........    6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations................    7


Part II     Other Information:

  Item 6.   Exhibits and Reports on Form 8-K ..................    8

                 BRENCO, INCORPORATED AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME

                              (Unaudited)

                                                  (In thousands except
                                                     per share data)
                                                   Three Months Ended
                                                       March 31
                                                  --------------------
                                                   1996         1995
                                                  -------      -------

NET SALES -------------------------------         $32,875      $35,232
                                                  -------      -------

Costs and expenses:
  Cost of goods sold --------------------          25,000       25,500
  Administrative and selling expenses ---           3,825        3,724
                                                  -------      -------
                                                   28,825       29,224
                                                  -------      -------
Operating income ------------------------           4,050        6,008
Interest expense ------------------------        (    178)    (    214)
Loss on sale of assets ------------------               -     (      1)
Other income ----------------------------             251          186
                                                  -------      -------
Income before income taxes --------------           4,123        5,979
Income taxes ----------------------------           1,552        2,339
                                                  -------      -------

NET INCOME ------------------------------         $ 2,571      $ 3,640
                                                  =======      =======

Net income per share --------------------         $   .25      $   .36
Dividends declared per share ------------         $   .07      $   .06
Average number of shares outstanding ----          10,189       10,102


See accompanying notes to Consolidated Financial Statements.













                           BRENCO, INCORPORATED AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                                                     (In thousands)
                                                  March 31   December 31
                                                    1996         1995
                                                  --------   -----------
                                                 (Unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents -------------         $ 13,366     $ 10,484
  Accounts receivable -------------------           22,471       19,194
  Inventories:
    Finished goods ----------------------            5,352        4,922
    Work in process ---------------------            9,241        9,779
    Raw material ------------------------            3,541        2,981
                                                   -------      -------
                                                    18,134       17,682
    Less:  Lifo reserve -----------------            1,331        1,716
                                                   -------      -------
                                                    16,803       15,966
                                                   -------      -------
  Prepaid expenses ----------------------            2,005        1,974
  Deferred income taxes -----------------            2,135          875
  Income taxes recoverable --------------                -        1,026
                                                   -------      -------
TOTAL CURRENT ASSETS ----------------               56,780       49,519
                                                   -------      -------

Other Assets ----------------------------              671          671
                                                   -------      -------

Property and Equipment:
  Land and improvements -----------------            4,094        4,094
  Buildings -----------------------------           13,051       13,051
  Machinery and equipment ---------------           76,472       76,464
                                                   -------      -------
                                                    93,617       93,609
  Less:  Accumulated depreciation -------           58,027       57,521
                                                   -------      -------

    TOTAL PROPERTY AND
    EQUIPMENT ---------------------------           35,590       36,088
                                                   -------      -------

    TOTAL ASSETS ------------------------         $ 93,041     $ 86,278
                                                  ========     ========

See accompanying notes to Consolidated Financial Statements.
                                        3

                           BRENCO, INCORPORATED AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                                                       (In thousands)
                                                   March 31    December 31
                                                    1996          1995
                                                  ---------    -----------
                                                  (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt --         $  1,355     $  1,354
  Accounts payable ----------------------            3,540        3,610
  Dividends payable ---------------------              713          711
  Compensated absences ------------------              602          719
  Accrued liabilities -------------------            3,748        1,705
  Income taxes payable ------------------            2,004          339
                                                   -------      -------
    TOTAL CURRENT
      LIABILITIES -----------------------           11,962        8,438
                                                   -------      -------
Pension----------------------------------            2,669        2,412

Deferred Income Taxes -------------------            4,092        3,217

Long-Term Debt --------------------------            8,184        8,212

Shareholders' Equity:
  Preferred stock, par value $1 per share,
    authorized 1,000,000 shares; none issued
  Common stock, par value $1 per share,
    authorized 15,000,000 shares; issued
    10,204,386 shares (1995-10,166,666
    shares) ------------------------------          10,204       10,167
  Additional paid in capital -------------           2,461        2,220
  Retained earnings ----------------------          53,469       51,612
                                                   -------      -------
    TOTAL SHAREHOLDERS'
      EQUITY -----------------------------          66,134       63,999
                                                   -------      -------
    TOTAL LIABILITIES AND
      EQUITY -----------------------------        $ 93,041     $ 86,278
                                                  ========     ========

See accompanying notes to Consolidated Financial Statements.



                                        4


                           BRENCO, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                                      (In thousands)
                                                    Three Months Ended
                                                         March 31
                                                   --------------------
                                                     1996         1995
                                                   -------      -------
Cash Flows from Operations:
  Net Income ----------------------------          $ 2,571      $ 3,640

  Adjustments to Reconcile Net Income
  to Net Cash from Operations:
    Depreciation ------------------------            1,185        1,066
    Loss on sale of assets --------------                -            1
    Deferred income taxes ---------------         (    386)    (    171)
    Pension -----------------------------              257          164
Changes in the following:
    Current assets ----------------------         (  2,891)    (  3,818)
    Current liabilities -----------------            3,521        4,763
                                                   -------      -------
  Net cash provided by operations -------            4,257        5,645
                                                   -------      -------
Cash Flows from Investing Activities:
    Acquisition of property and
      equipment -------------------------         (    687)    (  2,043)
    Proceeds from sale of property and
      equipment -------------------------                -            6
                                                   -------      -------
  Net cash (used in) investing
    activities --------------------------         (    687)    (  2,037)
                                                   -------      -------
Cash Flows from Financing Activities:
    Cash dividends paid -----------------         (    712)    (    605)
    Employee stock purchases ------------               50           31
    Long-term debt ----------------------         (     26)    (     26)
                                                   -------      -------
  Net cash (used in) financing
    activities --------------------------         (    688)    (    600)
                                                   -------      -------
  Net increase in cash and cash
    equivalents -------------------------            2,882        3,008

  Cash and cash equivalents at beginning
    of year -----------------------------           10,484        6,650
                                                   -------      -------
  Cash and cash equivalents at end of
    quarter -----------------------------          $13,366     $  9,658
                                                   =======     ========

See accompanying notes to Consolidated Financial Statements.

                                        5

                 BRENCO, INCORPORATED AND SUBSIDIARIES

                       FORM 10-Q__March 31, 1996

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 1996, the consolidated statements of income, and the consolidated statements of cash flows for the three months ended March 31, 1996 and March 31, 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1996 and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1995 annual report to shareholders. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

                 BRENCO, INCORPORATED AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

      Net sales were $32,875,000 for the first three months of 1996, compared to $35,232,000 for the same period last year, a decrease of seven percent. Sales of new bearings for the OEM market were down 28%, compared to the first quarter of 1995. We expect that construction of new freight cars for the OEM market will be off approximately 25% in 1996 from the peak levels attained in 1995. Export sales for the first three months of 1996 were up 31% compared to the first quarter of last year, when we established what was then an all-time high for export sales for the Company. The strong demand in the export market should continue.

     Net income was $2,571,000, or $.25 per share for the quarter, compared to $3,640,000, or $.36 per share for the comparable period in 1995. The first quarter of 1995 was an exceptional quarter in almost every respect. This year's first quarter was also a good quarter, even if it suffered by comparison. The decrease in sales of new bearings to the domestic OEM market, our largest market, was partially made up by increased export business. Reduced margin on this business, however, coupled with the overall decrease in volume, reduced earnings for the quarter.

FINANCIAL CONDITION:

      The 1996 Capital Program is budgeted at $10,152,000, which includes $474,000 of carryovers from prior years, and $9,678,000 in new projects approved for 1996. Process improvements and new business opportunities account for the majority of new projects.

      Cash and cash equivalents increased $2,882,000 during the quarter, while working capital increased by $3,737,000, to $44,818,000.

      Management believes that its current cash and cash equivalents, together with expected earnings, will be sufficient to cover the 1996 Capital Program, dividend, and debt repayment requirements for 1996.

OUTLOOK:

      The decline in domestic OEM sales was anticipated, as was the strong increase in export shipments. The second quarter should continue this mix. Reconditioning and replacement bearing sales, record export shipments, and increased switching services are together softening the impact of the lower domestic OEM business.

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









                               BRENCO, INCORPORATED
                                  (Registrant)

DATED:  May 10, 1996                 BY:  J. Craig Rice
                                          -------------------------
                                          J. Craig Rice
                                          President


DATED:  May 10, 1996                 BY:  Jacob M. Feichtner
                                          -------------------------
                                          Jacob M. Feichtner
                                          Executive Vice President &
                                          Secretary