Form 10-Q/A
period 1996-03-31
BRENCO INC
filed 1996-06-14
CIK 14029

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                         FORM 10-Q/A
                       Amendment No. 1

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended March 31, 1996

                             OR

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period From ______ to _______

                Commission file number 0-6839

                    BRENCO, INCORPORATED
   (Exact name of registrant as specified in its charter)

           Virginia                          #54-0493835
   (State of Incorporation)       (IRS Employer Identification No.)

     One Park West Circle,                      23113
        Midlothian, VA                       (Zip Code)
(Address of principal executive
           offices)

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


     The undersigned registrant hereby amends Part II, Item 6(a), Exhibits, of its Form 10-Q for the quarterly period ended March 31, 1996 ("Form 10-Q"), to include exhibits 4.2, 10.1, 10.2, 10.3, 10.4,
10.5, 10.6, 10.7, 10.8, and 10.9, which were either inadvertently omitted from the Form 10-Q as initially filed or were unavailable at the time of such filing. The exhibit index has been amended to reflect that the foregoing exhibits are filed herewith. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the complete text of Item 6 is included herein, although the only portions of that Item amended by this amendment No. 1 are described above.

Part II        Other Information
     Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits
4.2 The Company agrees to furnish to the Commission upon request any instrument with respect to long-term debt as to which the total amount of securities authorized thereunder does not exceed 10% of the Company's total consolidated assets.

10.1 Change in Control Agreement dated as of March 22, 1996 between the Company and Needham B. Whitfield

10.2 Change in Control Agreement dated as of March 22, 1996 between the Company and J. Craig Rice

10.3 Change in Control Agreement dated as of March 22, 1996 between the Company and Jacob M. Feichtner

10.4 Change in Control Agreement dated as of March 22, 1996 between the Company and Howard J. Bush

10.5 Change in Control Agreement dated as of March 22, 1996 between the Company and Donald E. Fitzsimmons

10.6 1987 Restricted Stock Plan of the Company, as amended and restated effective March 22, 1996

10.7 1988 Stock Option Plan of the Company, as amended and restated effective March 22, 1996

10.8 Executive Retirement Incentive Plan, as amended and restated effective March 22, 1996

10.9 Trust Agreement for the Company's Executive Retirement Incentive Plan dated as of May 31, 1996

27.  Financial Data Schedule

          (b)  Reports on Form 8-K - none

                         SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned thereunto authorized.

                                        BRENCO, INCORPORATED

                                        By  /s/  Jacob M. Feichtner
                                             Jacob M. Feichtner
                                             Executive Vice President
                                             & Secretary
June 14, 1996

                                        EXHIBIT 10.1

                 CHANGE IN CONTROL AGREEMENT



     THIS AGREEMENT is entered into as of the 22nd day of March, 1996 by and between Brenco, Incorporated, a Virginia corporation (the
"Company"), and Needham B. Whitfield ("Executive").


                          RECITALS


     I. Executive currently serves as a key employee member of management of the Company and his services and knowledge are valuable to the Company.

     II. The Board (as defined in Section 1) has determined that it is in the best interests of the Company and its stockholders to secure Executive's continued services and to ensure Executive's continued dedication and objectivity in the event of any threat or occurrence of, or negotiation or other action that could lead to, or create the possibility of, a Change in Control (as defined in Section 1) of the Company, without concern as to whether Executive might be hindered or distracted by personal uncertainties and risks created by any such possible Change in Control, and to encourage Executive's full attention and dedication to the Company, the Board has authorized the Company to enter into this Agreement.

     NOW, THEREFORE, for and in consideration of the premises and the mutual covenants and agreements herein contained, the Company and Executive hereby agree as follows:

     1. Definitions. As used in this Agreement, the following terms shall have the respective meanings set forth below:

          (a)  "Board" means the Board of Directors of the Company.

          (b) "Cause" means (1) a material breach by Executive of the duties and responsibilities of Executive (other than as a result of incapacity due to physical or mental illness) which is demonstrably willful and deliberate on Executive's part, which is committed in bad faith or without reasonable belief that such breach is in the best interests of the Company and which is not remedied in a reasonable period of time after receipt of written notice from the Company specifying such breach or (2) the commission by Executive of a felony involving moral turpitude. Cause shall not exist unless and until the Company has delivered to Executive a copy of a resolution duly adopted by three-quarters of the Board at a meeting of the Board called and held for such purpose (after reasonable notice to Executive and an opportunity for Executive, together with his counsel, to be heard before the Board), finding that in the good faith opinion of the Board the Executive was guilty of the conduct set forth in this Section 1(b) and specifying the particulars thereof in detail.

          (c)  "Change in Control" means:

          (1) the acquisition by any individual, entity or group (a "Person"), including any "person" within the meaning of
Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), of beneficial ownership within the meaning of Rule 13d-3 promulgated under the Exchange Act, of twenty percent (20%) or more of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change in Control:
(A) any acquisition by the Company, (B) any acquisition directly from the Company, (C) any acquisition by, or benefit distribution from, an employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company, (D) any acquisition pursuant to any compensatory stock option or stock purchase plan for employees, (E) any acquisition by any corporation pursuant to a reorganization, merger or consolidation involving the Company, if, immediately after such reorganization, merger or consolidation, each of the conditions described in clauses (i), (ii) and (iii) of subsection (3) of this Section (1)(c) shall be satisfied, or (F) any acquisition by the Executive or any group of persons including the Executive; or (G) the acquisition by members of the Whitfield Family (as hereinafter defined), individually or collectively, of any direct or indirect beneficial ownership in addition to the individual or collective beneficial ownership of members of the Whitfield Family which exists on the date hereof; and provided further that, for purposes of clause (A), if any Person (other than the Company or any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company) shall become the beneficial owner of fifty percent (50%) or more of the Outstanding Company Common Stock or fifty percent (50%) or more of the Outstanding Company Voting Securities by reason of an acquisition by the Company and such Person shall, after such acquisition by the Company, become the beneficial owner of any additional shares of the Outstanding Company Common Stock or any additional Outstanding Voting Securities, such additional beneficial ownership shall constitute a Change in Control;

          (2) individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of such Board; provided, however, that any individual who becomes a director of the Company subsequent to the date hereof whose election, or nomination for election by the Company's stockholders, was approved by the vote of at least a majority of the directors then comprising the Incumbent Board shall be deemed to have been a member of the Incumbent Board; and provided further, that no individual who was initially elected as a director of the Company as a result of an actual or threatened election contest, as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act, or any other actual or threatened solicitation of proxies or consents by or on behalf of any Person other than the Board shall be deemed to have been a member of the Incumbent Board;

          (3) approval by the stockholders of the Company of a reorganization, merger or consolidation unless, in any such case, immediately after such reorganization, merger or consolidation, (i) more than fifty percent (50%) of the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and more than fifty percent (50%) of the combined voting power of the then outstanding securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals or entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation and in substantially the same proportions relative to each other as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities, as the case may be, (ii) no Person (other than the Company, any employee benefit plan (or related trust) sponsored or maintained by the Company or the corporation resulting from such reorganization, merger or consolidation (or any corporation controlled by the Company), or any Person which beneficially owned, immediately prior to such reorganization, merger or consolidation, directly or indirectly, twenty percent (20%) or more of the Outstanding Company Common Stock or the Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, twenty percent (20%) or more of the then outstanding shares of common stock of such corporation or twenty percent (20%) or more of the combined voting power of the then outstanding securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the Corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such reorganization, merger or consolidation; or

          (4) approval by the stockholders of the Company of (i) a plan of complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company other than to a corporation with respect to which, immediately after such sale or other disposition, (A) more than fifty percent (50%) of the then outstanding shares of common stock thereof and more than fifty percent (50%) of the combined voting power of the then outstanding securities thereof entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities immediately prior to such sale or other disposition and in substantially the same proportions relative to each other as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities, as the case may be, (B) no Person (other than the Company, any employee benefit plan (or related trust) sponsored or maintained by the Company or such corporation (or any corporation controlled by the Company), or any Person which beneficially owned, immediately prior to such sale or other disposition, directly or indirectly, twenty percent (20%) or more of the Outstanding

Company Common Stock or the Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, twenty percent (20%) or more of the then outstanding shares of common stock thereof or twenty percent (20%) or more of the combined voting power of the then outstanding securities thereof entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors thereof were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition.

For purposes of Section 1(c)(1), "Whitfield Family" shall mean (I) Needham B. Whitfield and members of his "immediate family" (as that term is defined in Rule 16a-1(e) under the Exchange Act), (ii) Anne Whitfield Kenny and members of her immediate family, (iii) the Estate of Mildred F. Whitfield and (iv) and in each of the foregoing instances, their respective personal or legal representatives, executors, administrators, successors, heirs, distributees and legatees.

     Notwithstanding anything contained in the Agreement to the contrary, it is understood that the collective beneficial ownership of members of the Whitfield Family as of the date hereof shall not constitute, or be construed or deemed to constitute, a Change of Control.

     Furthermore, notwithstanding anything contained in this Agreement to the contrary, if Executive's employment is terminated prior to a Change in Control and Executive reasonably demonstrates that such termination was at the request of a third party who has indicated an intention or taken steps reasonably calculated to effect a Change in Control (a "Third Party") who effectuates a Change in Control, then for all purposes of this Agreement, the date of a Change in Control shall mean the date immediately prior to the date of such termination of Executive's employment.

          (d) "Company" means Brenco, Incorporated, a Virginia corporation.

          (e) "Date of Termination" means (1) the effective date on which Executive's employment by the Company terminates as specified in a prior written notice by the Company or Executive, as the case may be, to the other, delivered pursuant to Section 11 or (2) if Executive's employment by the Company terminates by reason of death, the date of death of Executive.

          (f) "Good Reason" means, without Executive's express written consent, the occurrence of any of the following events after a Change in Control:

          (1) (i)   the assignment to Executive of any duties
inconsistent in any material adverse respect with Executive's position(s), duties, responsibilities or status with the Company immediately prior to such Change in Control, (ii) a material adverse change in Executive's reporting responsibilities, titles or offices with the Company as in effect immediately prior to such Change in Control or (iii) any removal or involuntary termination of Executive from the Company otherwise than as expressly permitted by this Agreement or any failure to re-elect Executive to any position with the Company held by Executive immediately prior to such Change in Control;

          (2) a reduction by the Company in Executive's rate of annual base salary as in effect immediately prior to such Change in Control or as the same has been increased thereafter;

          (3) any requirement of the Company that Executive (i) be based anywhere more than thirty-five miles from the facility where Executive is located at the time of the Change in Control;

          (4) the failure of the Company to (i) continue in effect any employee benefit plan or compensation plan in which Executive is participating immediately prior to such Change in Control, unless Executive is permitted to participate in other plans providing Executive with substantially comparable benefits, or the taking of any action by the Company which would adversely affect Executive's participation in or materially reduce Executive's benefits under any such plan, (ii) provide Executive and Executive's dependents with welfare benefits (including, without limitation, medical, prescription, dental, disability, salary continuance, employee life, group life, accidental death and travel accident insurance plans and programs) in accordance with the most favorable plans, practices, programs and policies of the Company and its affiliated companies in effect for Executive immediately prior to such Change in Control,
(iii) provide fringe benefits in accordance with the most favorable plans, practices, programs and policies of the Company and its affiliated companies in effect for Executive immediately prior to such Change in Control, or (iv) provide Executive with paid vacation in accordance with the most favorable plans, policies, programs and practices of the Company and its affiliated companies as in effect for Executive immediately prior to such Change in Control; or

          (5) the failure of the Company to obtain the assumption agreement from any successor as contemplated in Section 10(b).

     In addition, a termination by Executive of his employment for any reason during the 30-day period immediately following the first anniversary of the date of commencement of the Termination Period shall be deemed to be termination by Executive for Good Reason. For purposes of this Agreement, any good faith determination of Good Reason made by Executive shall be conclusive; provided, however, that an isolated, insubstantial and inadvertent action taken in good faith and which is remedied by the Company promptly after receipt of notice thereof given by Executive shall not constitute Good Reason. Any event or condition described in this Section 1(f)(1) through (5) which occurs prior to a Change in Control, but was at the request of a Third Party who effectuates a Change in Control, shall constitute Good Reason following a Change in Control for purposes of this Agreement notwithstanding that it occurred prior to the Change in Control.

          (g) "Nonqualifying Termination" means a termination of Executive's employment (1) by the Company for Cause, (2) by Executive for any reason other than a Good Reason, (3) as a result of Executive's death, (4) by the Company due to Executive's absence from his duties with the Company on a full-time basis for at least one hundred eighty consecutive days as a result of Executive's incapacity due to physical or mental illness or (5) as a result of Executive's lawful mandatory retirement or (6) Executive's voluntary retirement pursuant to any retirement incentive plan of the Company. The parties hereto expressly understand and agree that a termination by Executive of his employment in accordance with the first sentence of the second paragraph of Section 1(f) shall be deemed to be a termination by the Executive for Good Reason and thus shall not be a Nonqualifying Termination.

          (h) "Pension Plan" means the Company's defined benefit pension plan currently known as the "Brenco Retirement Plan" or any successor plan and any other employee benefit plans of the Company that require any minimum period of employment as a condition to the receipt of retirement benefits thereunder.

          (i) "Termination Period" means the period of time beginning with a Change in Control and ending on the earliest to occur of (1) Executive's 62nd birthday, (2) Executive's death, and (3) two years following such Change in Control.


     2. Obligations of Executive. Executive agrees that in the event any person or group attempts a Change in Control, he shall not voluntarily leave the employ of the Company without Good Reason (a) until such attempted Change in Control terminates or (b) if a Change in Control shall occur, until ninety days following such Change in Control. For purposes of the foregoing subsection (a), Good Reason shall be determined as if a Change in Control had occurred when such attempted Change in Control became known to the Board.

     3.   Payments Upon Termination of Employment.

          (a) If during the Termination Period the employment of Executive shall terminate, other than by reason of a Nonqualifying Termination, then the Company shall pay to Executive (or Executive's beneficiary or estate) within thirty days following the Date of Termination, as compensation for services rendered to the Company:

          (1) a lump-sum cash amount equal to the sum of (i) Executive's full annual base salary from the Company and its affiliated companies through the Date of Termination, to the extent not theretofore paid, (ii) Executive's annual bonus in an amount at least equal to the greatest of (A) the average bonus (annualized for any fiscal year consisting of less than twelve full months or with respect to which Executive has been employed by the Company for less than twelve full months) paid or payable, including by reason of any deferral, to Executive by the Company and its affiliated companies in respect of the three fiscal years of the Company (or such portion thereof during which Executive performed services for the Company if Executive shall have been employed by the Company for less than such three fiscal year period) immediately preceding the fiscal year in which the Change in Control occurs, or (B) 50% of Executive's target bonus for the fiscal year in which the Change in Control occurs, or
(C) 50% of Executive's target bonus for the fiscal year in which Executive's Date of Termination occurs, multiplied by (D) a fraction, the numerator of which is the number of days in the fiscal year in which the Date of Termination occurs through the Date of Termination and the denominator of which is three hundred sixty-five or three hundred sixty-six, as applicable, and (iii) any compensation previously deferred by Executive other than pursuant to a tax-qualified plan (together with any interest and earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid; plus

          (2) a lump-sum cash amount equal to (i) one times Executive's highest annual rate of base salary from the Company and its affiliated companies in effect during the twelve-month period prior to the Date of Termination; provided, however, that in the event there are fewer than twelve whole months remaining from the Date of Termination to the date of Executive's 62nd birthday, the amount payable under this Section 3(a) (2) shall be calculated by multiplying the amount otherwise payable by a fraction the numerator of which is the number of months, including a partial month (with a partial month being expressed as a fraction the numerator of which is the number of days remaining in such month and the denominator of which is the number of days in such month), so remaining and the denominator of which is twelve; provided further, that any amount paid pursuant to this Section 3(a) (2) shall be paid in lieu of any other amount of severance relating to salary or bonus compensation to be received by Executive upon termination of employment of Executive under any severance plan, policy, employment agreement or arrangement of the Company; and provided further that in the event of a termination of employment during the 30-day period immediately following the first anniversary of the date of commencement of the Termination Period in accordance with the last paragraph of Section 1(f) hereof, the amount payable under this Section 3(a)(2) shall be reduced by one-half.

     (b) (1) In addition to the payments to be made pursuant to paragraph (a) of this Section 3, if on the Date of Termination other than by reason of a Nonqualifying Termination, Executive shall not be fully vested in his accrued benefit under the Pension Plan, the Company shall pay to Executive within thirty days following the Date of Termination a lump sum cash amount equal to the actuarial equivalent of his unvested accrued benefit under the Brenco Retirement Plan as of such date. Such lump sum cash amount shall be computed using the same actuarial methods and assumptions then in use for purposes of computing benefits under the Brenco Retirement Plan, provided that the interest rate used in making such computation shall not be greater than the interest rate permitted under Section 417(e) of the Internal Revenue Code of 1986, as amended (the "Code").

     (2)  In addition to the payments to be made pursuant to paragraph
(a) of this Section 3, if on the Date of Termination other than by reason of a Nonqualifying Termination, Executive shall not be fully vested in the employer contributions made on his behalf under any defined contribution plan of the Company, the Company shall pay to Executive within thirty days following the Date of Termination a lump sum cash amount equal to the value of the unvested portion of such employer contributions; provided, however, that if any payment pursuant to this Section 3(b) (2) may or would result in such payment being deemed a transaction which is subject to Section 16(b) of the

Exchange Act, the Company shall make such payment so as to meet the conditions for an exemption from such Section 16(b) as set forth in the rules (and interpretative and no-action letters relating thereto) under Section 16 of the Exchange Act. The value of any such unvested employer contributions shall be determined as of the Date of Termination; provided that for purposes of valuing common stock of the Company that may be a part of any such plan, if the common stock of the Company is traded on a national securities exchange or The Nasdaq National Market on the Date of Termination, the value of a share of common stock of the Company shall be the closing price on the national securities exchange or NASDAQ on the Date of Termination or, if such date is not a trading day, on the immediately preceding trading day.

          (3) For a period of one year commencing on the Date of Termination, the Company shall continue to keep in full force and effect (or otherwise provide) all policies of medical, accident, disability and life insurance with respect to Executive and his dependents with the same level of coverage, upon the same terms and otherwise to the same extent as such policies shall have been in effect immediately prior to the Date of Termination (or, if more favorable to Executive, immediately prior to the Change in Control), and the Company and Executive shall share the costs of the continuation of such insurance coverage in the same proportion as such costs were shared immediately prior to the Date of Termination.

          (c) If during the Termination Period the employment of Executive shall terminate by reason of a Nonqualifying Termination, then the Company shall pay to Executive within thirty days following the Date of Termination, a cash amount equal to the sum of (1) Executive's full annual base salary from the Company through the Date of Termination, to the extent not theretofore paid and (2) any compensation previously deferred by Executive other than pursuant to a tax-qualified plan (together with any interest and earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid.

     4. Excise Tax Limitation. (a) Notwithstanding anything contained in this Agreement or any other agreement or plan to the contrary, the payments and benefits provided to, or for the benefit of, Executive under this Agreement or under any other plan or agreement which became payable or are taken into account as a result of the Change in Control (the "Payments") shall be reduced (but not below zero) to the extent necessary so that no payment to be made, or benefit to be provided, to Executive or for his benefit under this Agreement or any other plan or agreement shall be subject to the imposition of an excise tax under Section 4999 of the Code (such reduced amount is hereinafter referred to as the "Limited Payment Amount"). Unless Executive shall have given prior written notice specifying a different order to the Company, the Company shall reduce or eliminate the Payments to Executive by first reducing or eliminating those payments or benefits which are not payable in cash and then by reducing or eliminating cash payments, in each case in reverse order beginning with payments or benefits which are to be paid the farthest in time from the Determination (as hereinafter defined). Any notice given by Executive pursuant to the preceding sentence shall take precedence over the provisions of any other plan, arrangement or agreement governing Executive's rights and entitlements to any benefits or compensation.

          (b)  All determinations required to be made under this
Section 4 shall be made by the Company's public accounting firm (the "Accounting Firm"). The Accounting Firm shall provide its calculations, together with detailed supporting documentation, both to the Company and Executive within fifteen days after the receipt of notice from the Company that there has been a Payment (or at such earlier times as is requested by the Company) and, with respect to any Limited Payment Amount, a reasonable opinion to Executive that he is not required to report any excise tax on his federal income tax return with respect to the Limited Payment Amount (collectively, the "Determination"). In the event that the Accounting Firm is serving as an accountant or auditor for the individual, entity or group effecting the Change in Control, Executive shall appoint another nationally recognized public accounting firm to make the determination required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees, costs and expenses (including, but not limited to, the costs of retaining experts) of the Accounting Firm shall be borne by the Company. The Determination by the Accounting Firm shall be binding upon the Company and Executive (except as provided in paragraph (c) below).

          (c) If it is established pursuant to a final determination of a court or an Internal Revenue Service (the "IRS") proceeding which has been finally and conclusively resolved, that Payments have been made to, or provided for the benefit of, Executive by the Company, which are in excess of the limitations provided in Section 4 (hereinafter referred to as an "Excess Payment"), such Excess Payment shall be deemed for all purposes to be a loan to Executive made on the date Executive received the Excess Payment and Executive shall repay the Excess Payment to the Company on demand, together with interest on the Excess Payment at the applicable federal rate (as defined in Section 1274(d) of the Code) from the date of Executive's receipt of such Excess Payment until the date of such repayment. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the Determination, it is possible that Payments which will not have been made by the Company should have been made (an "Underpayment"), consistent with the calculations required to be made under this Section 4. In the event that it is determined (i) by the Accounting Firm, the Company (which shall include the position taken by the Company, or together with its consolidated group, on its federal income tax return) or the IRS or (ii) pursuant to a determination by a court, that an Underpayment has occurred, the Company shall pay an amount equal to such Underpayment to Executive within ten days of such determination together with interest on such amount at the applicable federal rate from the date such amount would have been paid to Executive until the date of payment.

     5. Withholding Taxes. The Company may withhold from all payments due to Executive (or his beneficiary or estate) hereunder all taxes which, by applicable federal, state, local or other law, the Company is required to withhold therefrom.

     6. Reimbursement of Expenses. If any contest or dispute shall arise under this Agreement involving termination of Executive's employment with the Company or involving the failure or refusal of the Company to perform fully in accordance with the terms hereof, the

Company shall reimburse Executive, on a current basis, for all legal fees and expenses, if any, incurred by Executive in connection with such contest or dispute, subject to the conditions set forth in the following sentences, together with interest in an amount equal to the prime rate of Crestar Bank from time to time in effect, but in no event higher than the maximum legal rate permissible under applicable law, such interest to accrue from the date the Company receives Executive's statement for such fees and expenses through the date of payment thereof. The Company shall have no obligation to reimburse Executive for legal fees and expenses pursuant to this Section 6 in the event that a court of competent jurisdiction ultimately determines that Executive's position asserted in any contest or dispute litigated by Executive was without merit. Executive hereby agrees that, in the event of such a determination, Executive will repay the Company the amount of any legal fees or expenses advanced by the Company to Executive prior to such determination.

     7. Termination of Agreement. (a) This Agreement shall be effective on the date hereof and shall continue until terminated by the Company as provided in paragraph (b) of this Section 7; provided, however, that this Agreement shall terminate in any event upon the first to occur of (i) Executive's 62nd birthday, (ii) Executive's death or (iii) termination of Executive's Employment with the Company prior to a Change in Control (except as otherwise provided hereunder).

          (b) The Company shall have the right prior to a Change in Control, in its sole discretion, pursuant to action by the Board, to approve the termination of this Agreement, which termination shall not become effective until the date fixed by the Board for such termination, which date shall be at least one hundred twenty days after notice thereunder is given by the Company to Executive in accordance with Section 11; provided, however, that no such action shall be taken by the Board during any period of time when the Board has knowledge that any person has taken steps reasonably calculated to effect a Change in Control until, in the opinion of the Board, such person has abandoned or terminated its efforts to effect a Change in Control; and provided, further, that in no event shall this Agreement be terminated without the consent of Executive following a Change in Control.

     8. Scope of Agreement. Nothing in this Agreement shall be deemed to entitle Executive to continued employment with the Company or its subsidiaries, and if Executive's employment with the Company shall terminate prior to a Change in Control, Executive shall have no further rights under this Agreement; provided, however, that any termination of Executive's employment during the two-year period following a Change in Control shall be subject to all of the provisions of this Agreement.

     9. Confidential Information. Executive shall hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies, and their respective businesses, which shall have been obtained by Executive during Executive's employment by the Company or any of its affiliated companies and which shall not be or become public knowledge (other than by acts by Executive or representatives of Executive in violation of this Agreement). After termination of Executive's employment with the Company, Executive shall not, without the prior written consent of the Company, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it. In no event shall an asserted violation of the provisions of this Section 9 constitute a basis for deferring or withholding any amounts otherwise payable to Executive under this Agreement.

     10.  Successors; Binding Agreement.

          (a) This Agreement shall not be terminated by any merger or consolidation of the Company whereby the Company is or is not the surviving or resulting corporation or as a result of any transfer of all or substantially all of the assets of the Company. In the event of any such merger, consolidation or transfer of assets, the provisions of this Agreement shall be binding upon the surviving or resulting corporation or the person or entity to which such assets are transferred.

          (b) The Company agrees that concurrently with any merger, consolidation or transfer of assets referred to in paragraph (a) of this Section 10, it will cause any successor or transferee unconditionally to assume, by written instrument delivered to Executive (or his beneficiary or estate), all of the obligations of the Company hereunder. Failure of the Company to obtain such assumption prior to the effectiveness of any such merger, consolidation or transfer of assets shall be a breach of this Agreement and shall constitute Good Reason hereunder and shall entitle Executive to compensation and other benefits from the Company in the same amount and on the same terms as Executive would be entitled hereunder if Executive's employment were terminated following a Change in Control other than by reason of a Nonqualifying Termination. For purposes of implementing the foregoing, the date on which any such merger, consolidation or transfer becomes effective shall be deemed the date Good Reason occurs, and shall be the Date of Termination if requested by Executive.

          (c) This Agreement shall inure to the benefit of and be enforceable by Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If Executive shall die while any amounts would be payable to Executive hereunder had Executive continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to such person or persons appointed in writing by Executive to receive such amounts or, if no person is so appointed, to Executive's estate.

     11. Notice. (a) For purposes of this Agreement, all notices and other communications required or permitted hereunder shall be in writing and shall be deemed to have been duly given when delivered or five days after deposit in the United States mail, certified and return receipt requested, postage prepaid, addressed as follows:

     If to Executive:

     ________________
     ________________
     ________________
     ________________

If to the Company:

     Brenco, Incorporated
     Suite 201
     One Park West Circle
     Midlothian, VA 23113
     Attn: Corporate Secretary

or to such other address as either party may have furnished to the other in writing in accordance therewith, except that notices of change of address shall be effective only upon receipt.

          (b) A written notice of Executive's Date of Termination by the Company or Executive, as the case may be, to the other, shall (i) indicate the specific termination provision in this Agreement relied upon, (ii) to the extent applicable, set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated and (iii) specify the Termination Date (which date shall be not less than fifteen days after the giving of such notice). The failure by Executive or the Company to set forth in such notice any fact or circumstance which contributes to a showing of Good Reason or Cause shall not waive any right of Executive or the Company hereunder or preclude Executive or the Company from asserting such fact or circumstance in enforcing Executive's or the Company's rights hereunder.

     12. Full Settlement; Resolution of Disputes. (a) The Company's obligation to make any payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against Executive or others. In no event shall Executive be obligated to seek other employment or take other action by way of mitigation of the amounts payable to Executive under any of the provisions of this Agreement and, such amounts shall not be reduced whether or not Executive obtains other employment.

          (b) If there shall be any dispute between the Company and Executive in the event of any termination of Executive's employment, then, unless and until there is a final, nonappealable judgment by a court of competent jurisdiction declaring that such termination was for Cause, that the determination by Executive of the existence of Good Reason was not made in good faith, or that the Company is not otherwise obligated to pay any amount or provide any benefit to Executive and his dependents or other beneficiaries, as the case may be, under paragraphs (a) and (b) of Section 3, the Company shall pay all amounts, and provide all benefits, to Executive and his dependents or other beneficiaries, as the case may be, that the Company would be required to pay or provide pursuant to paragraphs (a) and (b) of
Section 3 as though such termination were by the Company without Cause or by Executive with Good Reason; provided, however, that the Company shall not be required to pay any disputed amounts pursuant to this paragraph except upon receipt of an undertaking by or on behalf of Executive to repay all such amounts to which Executive is ultimately adjudged by such court not to be entitled.

     13. Employment with Subsidiaries. Employment with the Company for purposes of this Agreement shall include employment with any corporation or other entity in which the Company has a direct or indirect ownership interest of 50% or more of the total combined voting power of the then outstanding securities of such corporation or other entity entitled to vote generally in the election of directors.

     14. Governing Law; Validity. The interpretation, construction and performance of this Agreement shall be governed by and construed and enforced in accordance with the internal laws of the Commonwealth of Virginia without regard to the principle of conflicts of laws. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which other provisions shall remain in full force and effect.

     15. Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed to be an original and all of which together shall constitute one and the same instrument.

     16. Miscellaneous. No provision of this Agreement may be modified or waived unless such modification or waiver is agreed to in writing and signed by Executive and by a duly authorized officer of the Company. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. Failure by Executive or the Company to insist upon strict compliance with any provision of this Agreement or to assert any right Executive or the Company may have hereunder, including without limitation, the right of Executive to terminate employment for Good Reason, shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement. The rights of, and benefits payable to, Executive, his estate or his beneficiaries pursuant to this Agreement are in addition to any rights of, or benefits payable to, Executives, his estate or his beneficiaries under any other employee benefit plan or compensation program of the Company.

     IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by a duly authorized officer of the Company and Executive has executed this Agreement as of the day and year first above written.

                              BRENCO, INCORPORATED



                              By:


                              Title:


                              EXECUTIVE



                              Needham B. Whitfield

                              ________________________________

                                             EXHIBIT 10.2

                 CHANGE IN CONTROL AGREEMENT



     THIS AGREEMENT is entered into as of the 22nd day of March, 1996 by and between Brenco, Incorporated, a Virginia corporation (the
"Company"), and J. Craig Rice ("Executive").


                          RECITALS


     I. Executive currently serves as a key employee member of management of the Company and his services and knowledge are valuable to the Company.

     II. The Board (as defined in Section 1) has determined that it is in the best interests of the Company and its stockholders to secure Executive's continued services and to ensure Executive's continued dedication and objectivity in the event of any threat or occurrence of, or negotiation or other action that could lead to, or create the possibility of, a Change in Control (as defined in Section 1) of the Company, without concern as to whether Executive might be hindered or distracted by personal uncertainties and risks created by any such possible Change in Control, and to encourage Executive's full attention and dedication to the Company, the Board has authorized the Company to enter into this Agreement.

     NOW, THEREFORE, for and in consideration of the premises and the mutual covenants and agreements herein contained, the Company and Executive hereby agree as follows:

     1. Definitions. As used in this Agreement, the following terms shall have the respective meanings set forth below:

          (a)  "Board" means the Board of Directors of the Company.

          (b) "Cause" means (1) a material breach by Executive of the duties and responsibilities of Executive (other than as a result of incapacity due to physical or mental illness) which is demonstrably willful and deliberate on Executive's part, which is committed in bad faith or without reasonable belief that such breach is in the best interests of the Company and which is not remedied in a reasonable period of time after receipt of written notice from the Company specifying such breach or (2) the commission by Executive of a felony involving moral turpitude. Cause shall not exist unless and until the Company has delivered to Executive a copy of a resolution duly adopted by three-quarters of the Board at a meeting of the Board called and held for such purpose (after reasonable notice to Executive and an opportunity for Executive, together with his counsel, to be heard before the Board), finding that in the good faith opinion of the Board the Executive was guilty of the conduct set forth in this Section 1(b) and specifying the particulars thereof in detail.

          (c)  "Change in Control" means:

          (1) the acquisition by any individual, entity or group (a "Person"), including any "person" within the meaning of
Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), of beneficial ownership within the meaning of Rule 13d-3 promulgated under the Exchange Act, of twenty percent (20%) or more of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change in Control:
(A) any acquisition by the Company, (B) any acquisition directly from the Company, (C) any acquisition by, or benefit distribution from, an employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company, (D) any acquisition pursuant to any compensatory stock option or stock purchase plan for employees, (E) any acquisition by any corporation pursuant to a reorganization, merger or consolidation involving the Company, if, immediately after such reorganization, merger or consolidation, each of the conditions described in clauses (i), (ii) and (iii) of subsection (3) of this Section (1)(c) shall be satisfied, or (F) any acquisition by the Executive or any group of persons including the Executive; or (G) the acquisition by members of the Whitfield Family (as hereinafter defined), individually or collectively, of any direct or indirect beneficial ownership in addition to the individual or collective beneficial ownership of members of the Whitfield Family which exists on the date hereof; and provided further that, for purposes of clause (A), if any Person (other than the Company or any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company) shall become the beneficial owner of fifty percent (50%) or more of the Outstanding Company Common Stock or fifty percent (50%) or more of the Outstanding Company Voting Securities by reason of an acquisition by the Company and such Person shall, after such acquisition by the Company, become the beneficial owner of any additional shares of the Outstanding Company Common Stock or any additional Outstanding Voting Securities, such additional beneficial ownership shall constitute a Change in Control;

          (2) individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of such Board; provided, however, that any individual who becomes a director of the Company subsequent to the date hereof whose election, or nomination for election by the Company's stockholders, was approved by the vote of at least a majority of the directors then comprising the Incumbent Board shall be deemed to have been a member of the Incumbent Board; and provided further, that no individual who was initially elected as a director of the Company as a result of an actual or threatened election contest, as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act, or any other actual or threatened solicitation of proxies or consents by or on behalf of any Person other than the Board shall be deemed to have been a member of the Incumbent Board;

          (3) approval by the stockholders of the Company of a reorganization, merger or consolidation unless, in any such case, immediately after such reorganization, merger or consolidation, (i) more than fifty percent (50%) of the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and more than fifty percent (50%) of the combined voting power of the then outstanding securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals or entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation and in substantially the same proportions relative to each other as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities, as the case may be, (ii) no Person (other than the Company, any employee benefit plan (or related trust) sponsored or maintained by the Company or the corporation resulting from such reorganization, merger or consolidation (or any corporation controlled by the Company), or any Person which beneficially owned, immediately prior to such reorganization, merger or consolidation, directly or indirectly, twenty percent (20%) or more of the Outstanding Company Common Stock or the Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, twenty percent (20%) or more of the then outstanding shares of common stock of such corporation or twenty percent (20%) or more of the combined voting power of the then outstanding securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the Corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such reorganization, merger or consolidation; or

          (4) approval by the stockholders of the Company of (i) a plan of complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company other than to a corporation with respect to which, immediately after such sale or other disposition, (A) more than fifty percent (50%) of the then outstanding shares of common stock thereof and more than fifty percent (50%) of the combined voting power of the then outstanding securities thereof entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities immediately prior to such sale or other disposition and in substantially the same proportions relative to each other as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities, as the case may be, (B) no Person (other than the Company, any employee benefit plan (or related trust) sponsored or maintained by the Company or such corporation (or any corporation controlled by the Company), or any Person which beneficially owned, immediately prior to such sale or other disposition, directly or indirectly, twenty percent (20%) or more of the Outstanding Company Common Stock or the Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, twenty percent (20%) or more of the then outstanding shares of common stock thereof or twenty percent (20%) or more of the combined voting power of the then outstanding securities thereof entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors thereof were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition.

For purposes of Section 1(c)(1), "Whitfield Family" shall mean (I) Needham B. Whitfield and members of his "immediate family" (as that term is defined in Rule 16a-1(e) under the Exchange Act), (ii) Anne Whitfield Kenny and members of her immediate family, (iii) the Estate of Mildred F. Whitfield and (iv) and in each of the foregoing instances, their respective personal or legal representatives, executors, administrators, successors, heirs, distributees and legatees.

     Notwithstanding anything contained in the Agreement to the contrary, it is understood that the collective beneficial ownership of members of the Whitfield Family as of the date hereof shall not constitute, or be construed or deemed to constitute, a Change of Control.

     Furthermore, notwithstanding anything contained in this Agreement to the contrary, if Executive's employment is terminated prior to a Change in Control and Executive reasonably demonstrates that such termination was at the request of a third party who has indicated an intention or taken steps reasonably calculated to effect a Change in Control (a "Third Party") who effectuates a Change in Control, then for all purposes of this Agreement, the date of a Change in Control shall mean the date immediately prior to the date of such termination of Executive's employment.

          (d) "Company" means Brenco, Incorporated, a Virginia corporation.

          (e) "Date of Termination" means (1) the effective date on which Executive's employment by the Company terminates as specified in a prior written notice by the Company or Executive, as the case may be, to the other, delivered pursuant to Section 11 or (2) if Executive's employment by the Company terminates by reason of death, the date of death of Executive.

          (f) "Good Reason" means, without Executive's express written consent, the occurrence of any of the following events after a Change in Control:

          (1) (i)   the assignment to Executive of any duties
inconsistent in any material adverse respect with Executive's position(s), duties, responsibilities or status with the Company immediately prior to such Change in Control, (ii) a material adverse change in Executive's reporting responsibilities, titles or offices with the Company as in effect immediately prior to such Change in Control or (iii) any removal or involuntary termination of Executive from the Company otherwise than as expressly permitted by this Agreement or any failure to re-elect Executive to any position with the Company held by Executive immediately prior to such Change in Control;


          (2) a reduction by the Company in Executive's rate of annual base salary as in effect immediately prior to such Change in Control or as the same has been increased thereafter;

          (3) any requirement of the Company that Executive (i) be based anywhere more than thirty-five miles from the facility where Executive is located at the time of the Change in Control;

          (4) the failure of the Company to (i) continue in effect any employee benefit plan or compensation plan in which Executive is participating immediately prior to such Change in Control, unless Executive is permitted to participate in other plans providing Executive with substantially comparable benefits, or the taking of any action by the Company which would adversely affect Executive's participation in or materially reduce Executive's benefits under any such plan, (ii) provide Executive and Executive's dependents with welfare benefits (including, without limitation, medical, prescription, dental, disability, salary continuance, employee life, group life, accidental death and travel accident insurance plans and programs) in accordance with the most favorable plans, practices, programs and policies of the Company and its affiliated companies in effect for Executive immediately prior to such Change in Control,
(iii) provide fringe benefits in accordance with the most favorable plans, practices, programs and policies of the Company and its affiliated companies in effect for Executive immediately prior to such Change in Control, or (iv) provide Executive with paid vacation in accordance with the most favorable plans, policies, programs and practices of the Company and its affiliated companies as in effect for Executive immediately prior to such Change in Control; or

          (5) the failure of the Company to obtain the assumption agreement from any successor as contemplated in Section 10(b).

     In addition, a termination by Executive of his employment for any reason during the 30-day period immediately following the first anniversary of the date of commencement of the Termination Period shall be deemed to be termination by Executive for Good Reason. For purposes of this Agreement, any good faith determination of Good Reason made by Executive shall be conclusive; provided, however, that an isolated, insubstantial and inadvertent action taken in good faith and which is remedied by the Company promptly after receipt of notice thereof given by Executive shall not constitute Good Reason. Any event or condition described in this Section 1(f)(1) through (5) which occurs prior to a Change in Control, but was at the request of a Third Party who effectuates a Change in Control, shall constitute Good Reason following a Change in Control for purposes of this Agreement notwithstanding that it occurred prior to the Change in Control.

          (g) "Nonqualifying Termination" means a termination of Executive's employment (1) by the Company for Cause, (2) by Executive for any reason other than a Good Reason, (3) as a result of Executive's death, (4) by the Company due to Executive's absence from his duties with the Company on a full-time basis for at least one hundred eighty consecutive days as a result of Executive's incapacity due to physical or mental illness or (5) as a result of Executive's lawful mandatory retirement or (6) Executive's voluntary retirement pursuant to any retirement incentive plan of the Company. The parties hereto expressly understand and agree that a termination by Executive of his employment in accordance with the first sentence of the second paragraph of Section 1(f) shall be deemed to be a termination by the Executive for Good Reason and thus shall not be a Nonqualifying Termination.

          (h) "Pension Plan" means the Company's defined benefit pension plan currently known as the "Brenco Retirement Plan" or any successor plan and any other employee benefit plans of the Company that require any minimum period of employment as a condition to the receipt of retirement benefits thereunder.

          (i) "Termination Period" means the period of time beginning with a Change in Control and ending on the earliest to occur of (1) Executive's 62nd birthday, (2) Executive's death, and (3) two years following such Change in Control.


     2. Obligations of Executive. Executive agrees that in the event any person or group attempts a Change in Control, he shall not voluntarily leave the employ of the Company without Good Reason (a) until such attempted Change in Control terminates or (b) if a Change in Control shall occur, until ninety days following such Change in Control. For purposes of the foregoing subsection (a), Good Reason shall be determined as if a Change in Control had occurred when such attempted Change in Control became known to the Board.

     3.   Payments Upon Termination of Employment.

          (a) If during the Termination Period the employment of Executive shall terminate, other than by reason of a Nonqualifying Termination, then the Company shall pay to Executive (or Executive's beneficiary or estate) within thirty days following the Date of Termination, as compensation for services rendered to the Company:

          (1) a lump-sum cash amount equal to the sum of (i) Executive's full annual base salary from the Company and its affiliated companies through the Date of Termination, to the extent not theretofore paid, (ii) Executive's annual bonus in an amount at least equal to the greatest of (A) the average bonus (annualized for any fiscal year consisting of less than twelve full months or with respect to which Executive has been employed by the Company for less than twelve full months) paid or payable, including by reason of any deferral, to Executive by the Company and its affiliated companies in respect of the three fiscal years of the Company (or such portion thereof during which Executive performed services for the Company if Executive shall have been employed by the Company for less than such three fiscal year period) immediately preceding the fiscal year in which the Change in Control occurs, or (B) 50% of Executive's target bonus for the fiscal year in which the Change in Control occurs, or
(C) 50% of Executive's target bonus for the fiscal year in which Executive's Date of Termination occurs, multiplied by (D) a fraction, the numerator of which is the number of days in the fiscal year in which the Date of Termination occurs through the Date of Termination and the denominator of which is three hundred sixty-five or three hundred sixty-six, as applicable, and (iii) any compensation previously deferred by Executive other than pursuant to a tax-qualified plan (together with any interest and earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid; plus

          (2) a lump-sum cash amount equal to (i) three times Executive's highest annual rate of base salary from the Company and its affiliated companies in effect during the twelve-month period prior to the Date of Termination; provided, however, that in the event there are fewer than thirty-six whole months remaining from the Date of Termination to the date of Executive's 62nd birthday, the amount payable under this Section 3(a) (2) shall be calculated by multiplying the amount otherwise payable by a fraction the numerator of which is the number of months, including a partial month (with a partial month being expressed as a fraction the numerator of which is the number of days remaining in such month and the denominator of which is the number of days in such month), so remaining and the denominator of which is thirty-six; provided further, that any amount paid pursuant to this Section 3(a) (2) shall be paid in lieu of any other amount of severance relating to salary or bonus compensation to be received by Executive upon termination of employment of Executive under any severance plan, policy, employment agreement or arrangement of the Company; and provided further that in the event of a termination of employment during the 30-day period immediately following the first anniversary of the date of commencement of the Termination Period in accordance with the last paragraph of Section 1(f) hereof, the amount payable under this Section 3(a)(2) shall be reduced by one-half.


          (b) (1) In addition to the payments to be made pursuant to paragraph (a) of this Section 3, if on the Date of Termination other than by reason of a Nonqualifying Termination, Executive shall not be fully vested in his accrued benefit under the Pension Plan, the Company shall pay to Executive within thirty days following the Date of Termination a lump sum cash amount equal to the actuarial equivalent of his unvested accrued benefit under the Brenco Retirement Plan as of such date. Such lump sum cash amount shall be computed using the same actuarial methods and assumptions then in use for purposes of computing benefits under the Brenco Retirement Plan, provided that the interest rate used in making such computation shall not be greater than the interest rate permitted under Section 417(e) of the Internal Revenue Code of 1986, as amended (the "Code").

     (2)  In addition to the payments to be made pursuant to paragraph
(a) of this Section 3, if on the Date of Termination other than by reason of a Nonqualifying Termination, Executive shall not be fully vested in the employer contributions made on his behalf under any defined contribution plan of the Company, the Company shall pay to Executive within thirty days following the Date of Termination a lump sum cash amount equal to the value of the unvested portion of such employer contributions; provided, however, that if any payment pursuant to this Section 3(b) (2) may or would result in such payment being deemed a transaction which is subject to Section 16(b) of the Exchange Act, the Company shall make such payment so as to meet the conditions for an exemption from such Section 16(b) as set forth in the rules (and interpretative and no-action letters relating thereto) under Section 16 of the Exchange Act. The value of any such unvested employer contributions shall be determined as of the Date of Termination; provided that for purposes of valuing common stock of the Company that may be a part of any such plan, if the common stock of the Company is traded on a national securities exchange or The Nasdaq National Market on the Date of Termination, the value of a share of common stock of the Company shall be the closing price on the national securities exchange or NASDAQ on the Date of Termination or, if such date is not a trading day, on the immediately preceding trading day.

          (3) For a period of three years commencing on the Date of Termination, the Company shall continue to keep in full force and effect (or otherwise provide) all policies of medical, accident, disability and life insurance with respect to Executive and his dependents with the same level of coverage, upon the same terms and otherwise to the same extent as such policies shall have been in effect immediately prior to the Date of Termination (or, if more favorable to Executive, immediately prior to the Change in Control), and the Company and Executive shall share the costs of the continuation of such insurance coverage in the same proportion as such costs were shared immediately prior to the Date of Termination.

          (c) If during the Termination Period the employment of Executive shall terminate by reason of a Nonqualifying Termination, then the Company shall pay to Executive within thirty days following the Date of Termination, a cash amount equal to the sum of (1) Executive's full annual base salary from the Company through the Date of Termination, to the extent not theretofore paid and (2) any compensation previously deferred by Executive other than pursuant to a tax-qualified plan (together with any interest and earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid.

     4. Excise Tax Limitation. (a) Notwithstanding anything contained in this Agreement or any other agreement or plan to the contrary, the payments and benefits provided to, or for the benefit of, Executive under this Agreement or under any other plan or agreement which became payable or are taken into account as a result of the Change in Control (the "Payments") shall be reduced (but not below zero) to the extent necessary so that no payment to be made, or benefit to be provided, to Executive or for his benefit under this Agreement or any other plan or agreement shall be subject to the imposition of an excise tax under Section 4999 of the Code (such reduced amount is hereinafter referred to as the "Limited Payment Amount"). Unless Executive shall have given prior written notice specifying a different order to the Company, the Company shall reduce or eliminate the Payments to Executive by first reducing or eliminating those payments or benefits which are not payable in cash and then by reducing or eliminating cash payments, in each case in reverse order beginning with payments or benefits which are to be paid the farthest in time from the Determination (as hereinafter defined). Any notice given by Executive pursuant to the preceding sentence shall take precedence over the provisions of any other plan, arrangement or agreement governing Executive's rights and entitlements to any benefits or compensation.

          (b)  All determinations required to be made under this
Section 4 shall be made by the Company's public accounting firm (the "Accounting Firm"). The Accounting Firm shall provide its calculations, together with detailed supporting documentation, both to the Company and Executive within fifteen days after the receipt of notice from the Company that there has been a Payment (or at such earlier times as is requested by the Company) and, with respect to any Limited Payment Amount, a reasonable opinion to Executive that he is not required to report any excise tax on his federal income tax return with respect to the Limited Payment Amount (collectively, the "Determination"). In the event that the Accounting Firm is serving as an accountant or auditor for the individual, entity or group effecting the Change in Control, Executive shall appoint another nationally recognized public accounting firm to make the determination required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees, costs and expenses (including, but not limited to, the costs of retaining experts) of the Accounting Firm shall be borne by the Company. The Determination by the Accounting Firm shall be binding upon the Company and Executive (except as provided in paragraph (c) below).

          (c) If it is established pursuant to a final determination of a court or an Internal Revenue Service (the "IRS") proceeding which has been finally and conclusively resolved, that Payments have been made to, or provided for the benefit of, Executive by the Company, which are in excess of the limitations provided in Section 4 (hereinafter referred to as an "Excess Payment"), such Excess Payment shall be deemed for all purposes to be a loan to Executive made on the date Executive received the Excess Payment and Executive shall repay the Excess Payment to the Company on demand, together with interest on the Excess Payment at the applicable federal rate (as defined in Section 1274(d) of the Code) from the date of Executive's receipt of such Excess Payment until the date of such repayment. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the Determination, it is possible that Payments which will not have been made by the Company should have been made (an "Underpayment"), consistent with the calculations required to be made under this Section 4. In the event that it is determined (i) by the Accounting Firm, the Company (which shall include the position taken by the Company, or together with its consolidated group, on its federal income tax return) or the IRS or (ii) pursuant to a determination by a court, that an Underpayment has occurred, the Company shall pay an amount equal to such Underpayment to Executive within ten days of such determination together with interest on such amount at the applicable federal rate from the date such amount would have been paid to Executive until the date of payment.

     5. Withholding Taxes. The Company may withhold from all payments due to Executive (or his beneficiary or estate) hereunder all taxes which, by applicable federal, state, local or other law, the Company is required to withhold therefrom.

     6. Reimbursement of Expenses. If any contest or dispute shall arise under this Agreement involving termination of Executive's employment with the Company or involving the failure or refusal of the Company to perform fully in accordance with the terms hereof, the Company shall reimburse Executive, on a current basis, for all legal fees and expenses, if any, incurred by Executive in connection with such contest or dispute, subject to the conditions set forth in the following sentences, together with interest in an amount equal to the prime rate of Crestar Bank from time to time in effect, but in no event higher than the maximum legal rate permissible under applicable law, such interest to accrue from the date the Company receives Executive's statement for such fees and expenses through the date of payment thereof. The Company shall have no obligation to reimburse Executive for legal fees and expenses pursuant to this Section 6 in the event that a court of competent jurisdiction ultimately determines that Executive's position asserted in any contest or dispute litigated by Executive was without merit. Executive hereby agrees that, in the event of such a determination, Executive will repay the Company the amount of any legal fees or expenses advanced by the Company to Executive prior to such determination.

     7. Termination of Agreement. (a) This Agreement shall be effective on the date hereof and shall continue until terminated by the Company as provided in paragraph (b) of this Section 7; provided, however, that this Agreement shall terminate in any event upon the first to occur of (i) Executive's 62nd birthday, (ii) Executive's death or (iii) termination of Executive's Employment with the Company prior to a Change in Control (except as otherwise provided hereunder).

          (b) The Company shall have the right prior to a Change in Control, in its sole discretion, pursuant to action by the Board, to approve the termination of this Agreement, which termination shall not become effective until the date fixed by the Board for such termination, which date shall be at least one hundred twenty days after notice thereunder is given by the Company to Executive in accordance with Section 11; provided, however, that no such action shall be taken by the Board during any period of time when the Board has knowledge that any person has taken steps reasonably calculated to effect a Change in Control until, in the opinion of the Board, such person has abandoned or terminated its efforts to effect a Change in Control; and provided, further, that in no event shall this Agreement be terminated without the consent of Executive following a Change in Control.

     8. Scope of Agreement. Nothing in this Agreement shall be deemed to entitle Executive to continued employment with the Company or its subsidiaries, and if Executive's employment with the Company shall terminate prior to a Change in Control, Executive shall have no further rights under this Agreement; provided, however, that any termination of Executive's employment during the two-year period following a Change in Control shall be subject to all of the provisions of this Agreement.

     9. Confidential Information. Executive shall hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies, and their respective businesses, which shall have been obtained by Executive during Executive's employment by the Company or any of its affiliated companies and which shall not be or become public knowledge (other than by acts by Executive or representatives of Executive in violation of this Agreement). After termination of Executive's employment with the Company, Executive shall not, without the prior written consent of the Company, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it. In no event shall an asserted violation of the provisions of this Section 9 constitute a basis for deferring or withholding any amounts otherwise payable to Executive under this Agreement.

     10.  Successors; Binding Agreement.

          (a) This Agreement shall not be terminated by any merger or consolidation of the Company whereby the Company is or is not the surviving or resulting corporation or as a result of any transfer of all or substantially all of the assets of the Company. In the event of any such merger, consolidation or transfer of assets, the provisions of this Agreement shall be binding upon the surviving or resulting corporation or the person or entity to which such assets are transferred.

          (b) The Company agrees that concurrently with any merger, consolidation or transfer of assets referred to in paragraph (a) of this Section 10, it will cause any successor or transferee unconditionally to assume, by written instrument delivered to Executive (or his beneficiary or estate), all of the obligations of the Company hereunder. Failure of the Company to obtain such assumption prior to the effectiveness of any such merger, consolidation or transfer of assets shall be a breach of this Agreement and shall constitute Good Reason hereunder and shall entitle Executive to compensation and other benefits from the Company in the same amount and on the same terms as Executive would be entitled hereunder if Executive's employment were terminated following a Change in Control other than by reason of a Nonqualifying Termination. For purposes of implementing the foregoing, the date on which any such merger, consolidation or transfer becomes effective shall be deemed the date Good Reason occurs, and shall be the Date of Termination if requested by Executive.

          (c) This Agreement shall inure to the benefit of and be enforceable by Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If Executive shall die while any amounts would be payable to Executive hereunder had Executive continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to such person or persons appointed in writing by Executive to receive such amounts or, if no person is so appointed, to Executive's estate.

     11. Notice. (a) For purposes of this Agreement, all notices and other communications required or permitted hereunder shall be in writing and shall be deemed to have been duly given when delivered or five days after deposit in the United States mail, certified and return receipt requested, postage prepaid, addressed as follows:

If to Executive:

________________
________________
________________
________________

If to the Company:

Brenco, Incorporated
Suite 201
One Park West Circle
Midlothian, VA 23113
Attn: Corporate Secretary

or to such other address as either party may have furnished to the other in writing in accordance therewith, except that notices of change of address shall be effective only upon receipt.

          (b) A written notice of Executive's Date of Termination by the Company or Executive, as the case may be, to the other, shall (i) indicate the specific termination provision in this Agreement relied upon, (ii) to the extent applicable, set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated and (iii) specify the Termination Date (which date shall be not less than fifteen days after the giving of such notice). The failure by Executive or the Company to set forth in such notice any fact or circumstance which contributes to a showing of Good Reason or Cause shall not waive any right of Executive or the Company hereunder or preclude Executive or the Company from asserting such fact or circumstance in enforcing Executive's or the Company's rights hereunder.

     12. Full Settlement; Resolution of Disputes. (a) The Company's obligation to make any payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against Executive or others. In no event shall Executive be obligated to seek other employment or take other action by way of mitigation of the amounts payable to Executive under any of the provisions of this Agreement and, such amounts shall not be reduced whether or not Executive obtains other employment.

          (b) If there shall be any dispute between the Company and Executive in the event of any termination of Executive's employment, then, unless and until there is a final, nonappealable judgment by a court of competent jurisdiction declaring that such termination was for Cause, that the determination by Executive of the existence of Good Reason was not made in good faith, or that the Company is not otherwise obligated to pay any amount or provide any benefit to Executive and his dependents or other beneficiaries, as the case may be, under paragraphs (a) and (b) of Section 3, the Company shall pay all amounts, and provide all benefits, to Executive and his dependents or other beneficiaries, as the case may be, that the Company would be required to pay or provide pursuant to paragraphs (a) and (b) of
Section 3 as though such termination were by the Company without Cause or by Executive with Good Reason; provided, however, that the Company shall not be required to pay any disputed amounts pursuant to this paragraph except upon receipt of an undertaking by or on behalf of Executive to repay all such amounts to which Executive is ultimately adjudged by such court not to be entitled.

     13. Employment with Subsidiaries. Employment with the Company for purposes of this Agreement shall include employment with any corporation or other entity in which the Company has a direct or indirect ownership interest of 50% or more of the total combined voting power of the then outstanding securities of such corporation or other entity entitled to vote generally in the election of directors.


     14. Governing Law; Validity. The interpretation, construction and performance of this Agreement shall be governed by and construed and enforced in accordance with the internal laws of the Commonwealth of Virginia without regard to the principle of conflicts of laws. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which other provisions shall remain in full force and effect.

     15. Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed to be an original and all of which together shall constitute one and the same instrument.

     16. Miscellaneous. No provision of this Agreement may be modified or waived unless such modification or waiver is agreed to in writing and signed by Executive and by a duly authorized officer of the Company. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. Failure by Executive or the Company to insist upon strict compliance with any provision of this Agreement or to assert any right Executive or the Company may have hereunder, including without limitation, the right of Executive to terminate employment for Good Reason, shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement. The rights of, and benefits payable to, Executive, his estate or his beneficiaries pursuant to this Agreement are in addition to any rights of, or benefits payable to, Executives, his estate or his beneficiaries under any other employee benefit plan or compensation program of the Company.

     IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by a duly authorized officer of the Company and Executive has executed this Agreement as of the day and year first above written.

                              BRENCO, INCORPORATED



                              By:


                              Title:


                              EXECUTIVE



                              J. Craig Rice

                                             EXHIBIT 10.3

                 CHANGE IN CONTROL AGREEMENT



     THIS AGREEMENT is entered into as of the 22nd day of March, 1996 by and between Brenco, Incorporated, a Virginia corporation (the
"Company"), and Jacob M. Feichtner ("Executive").


                          RECITALS


     I. Executive currently serves as a key employee member of management of the Company and his services and knowledge are valuable to the Company.

     II. The Board (as defined in Section 1) has determined that it is in the best interests of the Company and its stockholders to secure Executive's continued services and to ensure Executive's continued dedication and objectivity in the event of any threat or occurrence of, or negotiation or other action that could lead to, or create the possibility of, a Change in Control (as defined in Section 1) of the Company, without concern as to whether Executive might be hindered or distracted by personal uncertainties and risks created by any such possible Change in Control, and to encourage Executive's full attention and dedication to the Company, the Board has authorized the Company to enter into this Agreement.

     NOW, THEREFORE, for and in consideration of the premises and the mutual covenants and agreements herein contained, the Company and Executive hereby agree as follows:

     1. Definitions. As used in this Agreement, the following terms shall have the respective meanings set forth below:

          (a)  "Board" means the Board of Directors of the Company.

          (b) "Cause" means (1) a material breach by Executive of the duties and responsibilities of Executive (other than as a result of incapacity due to physical or mental illness) which is demonstrably willful and deliberate on Executive's part, which is committed in bad faith or without reasonable belief that such breach is in the best interests of the Company and which is not remedied in a reasonable period of time after receipt of written notice from the Company specifying such breach or (2) the commission by Executive of a felony involving moral turpitude. Cause shall not exist unless and until the Company has delivered to Executive a copy of a resolution duly adopted by three-quarters of the Board at a meeting of the Board called and held for such purpose (after reasonable notice to Executive and an opportunity for Executive, together with his counsel, to be heard before the Board), finding that in the good faith opinion of the Board the Executive was guilty of the conduct set forth in this Section 1(b) and specifying the particulars thereof in detail.

          (c)  "Change in Control" means:

          (1) the acquisition by any individual, entity or group (a "Person"), including any "person" within the meaning of
Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), of beneficial ownership within the meaning of Rule 13d-3 promulgated under the Exchange Act, of twenty percent (20%) or more of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change in Control:
(A) any acquisition by the Company, (B) any acquisition directly from the Company, (C) any acquisition by, or benefit distribution from, an employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company, (D) any acquisition pursuant to any compensatory stock option or stock purchase plan for employees, (E) any acquisition by any corporation pursuant to a reorganization, merger or consolidation involving the Company, if, immediately after such reorganization, merger or consolidation, each of the conditions described in clauses (i), (ii) and (iii) of subsection (3) of this Section (1)(c) shall be satisfied, or (F) any acquisition by the Executive or any group of persons including the Executive; or (G) the acquisition by members of the Whitfield Family (as hereinafter defined), individually or collectively, of any direct or indirect beneficial ownership in addition to the individual or collective beneficial ownership of members of the Whitfield Family which exists on the date hereof; and provided further that, for purposes of clause (A), if any Person (other than the Company or any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company) shall become the beneficial owner of fifty percent (50%) or more of the Outstanding Company Common Stock or fifty percent (50%) or more of the Outstanding Company Voting Securities by reason of an acquisition by the Company and such Person shall, after such acquisition by the Company, become the beneficial owner of any additional shares of the Outstanding Company Common Stock or any additional Outstanding Voting Securities, such additional beneficial ownership shall constitute a Change in Control;

          (2) individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of such Board; provided, however, that any individual who becomes a director of the Company subsequent to the date hereof whose election, or nomination for election by the Company's stockholders, was approved by the vote of at least a majority of the directors then comprising the Incumbent Board shall be deemed to have been a member of the Incumbent Board; and provided further, that no individual who was initially elected as a director of the Company as a result of an actual or threatened election contest, as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act, or any other actual or threatened solicitation of proxies or consents by or on behalf of any Person other than the Board shall be deemed to have been a member of the Incumbent Board;

          (3) approval by the stockholders of the Company of a reorganization, merger or consolidation unless, in any such case, immediately after such reorganization, merger or consolidation, (i) more than fifty percent (50%) of the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and more than fifty percent (50%) of the combined voting power of the then outstanding securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals or entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation and in substantially the same proportions relative to each other as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities, as the case may be, (ii) no Person (other than the Company, any employee benefit plan (or related trust) sponsored or maintained by the Company or the corporation resulting from such reorganization, merger or consolidation (or any corporation controlled by the Company), or any Person which beneficially owned, immediately prior to such reorganization, merger or consolidation, directly or indirectly, twenty percent (20%) or more of the Outstanding Company Common Stock or the Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, twenty percent (20%) or more of the then outstanding shares of common stock of such corporation or twenty percent (20%) or more of the combined voting power of the then outstanding securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the Corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such reorganization, merger or consolidation; or

          (4) approval by the stockholders of the Company of (i) a plan of complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company other than to a corporation with respect to which, immediately after such sale or other disposition, (A) more than fifty percent (50%) of the then outstanding shares of common stock thereof and more than fifty percent (50%) of the combined voting power of the then outstanding securities thereof entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities immediately prior to such sale or other disposition and in substantially the same proportions relative to each other as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities, as the case may be, (B) no Person (other than the Company, any employee benefit plan (or related trust) sponsored or maintained by the Company or such corporation (or any corporation controlled by the Company), or any Person which beneficially owned, immediately prior to such sale or other disposition, directly or indirectly, twenty percent (20%) or more of the Outstanding

Company Common Stock or the Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, twenty percent (20%) or more of the then outstanding shares of common stock thereof or twenty percent (20%) or more of the combined voting power of the then outstanding securities thereof entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors thereof were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition.

For purposes of Section 1(c)(1), "Whitfield Family" shall mean (I) Needham B. Whitfield and members of his "immediate family" (as that term is defined in Rule 16a-1(e) under the Exchange Act), (ii) Anne Whitfield Kenny and members of her immediate family, (iii) the Estate of Mildred F. Whitfield and (iv) and in each of the foregoing instances, their respective personal or legal representatives, executors, administrators, successors, heirs, distributees and legatees.

     Notwithstanding anything contained in the Agreement to the contrary, it is understood that the collective beneficial ownership of members of the Whitfield Family as of the date hereof shall not constitute, or be construed or deemed to constitute, a Change of Control.

     Furthermore, notwithstanding anything contained in this Agreement to the contrary, if Executive's employment is terminated prior to a Change in Control and Executive reasonably demonstrates that such termination was at the request of a third party who has indicated an intention or taken steps reasonably calculated to effect a Change in Control (a "Third Party") who effectuates a Change in Control, then for all purposes of this Agreement, the date of a Change in Control shall mean the date immediately prior to the date of such termination of Executive's employment.

          (d) "Company" means Brenco, Incorporated, a Virginia corporation.

          (e) "Date of Termination" means (1) the effective date on which Executive's employment by the Company terminates as specified in a prior written notice by the Company or Executive, as the case may be, to the other, delivered pursuant to Section 11 or (2) if Executive's employment by the Company terminates by reason of death, the date of death of Executive.

          (f) "Good Reason" means, without Executive's express written consent, the occurrence of any of the following events after a Change in Control:

          (1) (i)   the assignment to Executive of any duties
inconsistent in any material adverse respect with Executive's position(s), duties, responsibilities or status with the Company immediately prior to such Change in Control, (ii) a material adverse change in Executive's reporting responsibilities, titles or offices with the Company as in effect immediately prior to such Change in Control or (iii) any removal or involuntary termination of Executive from the Company otherwise than as expressly permitted by this Agreement or any failure to re-elect Executive to any position with the Company held by Executive immediately prior to such Change in Control;

          (2) a reduction by the Company in Executive's rate of annual base salary as in effect immediately prior to such Change in Control or as the same has been increased thereafter;

          (3) any requirement of the Company that Executive (i) be based anywhere more than thirty-five miles from the facility where Executive is located at the time of the Change in Control;

          (4) the failure of the Company to (i) continue in effect any employee benefit plan or compensation plan in which Executive is participating immediately prior to such Change in Control, unless Executive is permitted to participate in other plans providing Executive with substantially comparable benefits, or the taking of any action by the Company which would adversely affect Executive's participation in or materially reduce Executive's benefits under any such plan, (ii) provide Executive and Executive's dependents with welfare benefits (including, without limitation, medical, prescription, dental, disability, salary continuance, employee life, group life, accidental death and travel accident insurance plans and programs) in accordance with the most favorable plans, practices, programs and policies of the Company and its affiliated companies in effect for Executive immediately prior to such Change in Control,
(iii) provide fringe benefits in accordance with the most favorable plans, practices, programs and policies of the Company and its affiliated companies in effect for Executive immediately prior to such Change in Control, or (iv) provide Executive with paid vacation in accordance with the most favorable plans, policies, programs and practices of the Company and its affiliated companies as in effect for Executive immediately prior to such Change in Control; or

          (5) the failure of the Company to obtain the assumption agreement from any successor as contemplated in Section 10(b).

     In addition, a termination by Executive of his employment for any reason during the 30-day period immediately following the first anniversary of the date of commencement of the Termination Period shall be deemed to be termination by Executive for Good Reason. For purposes of this Agreement, any good faith determination of Good Reason made by Executive shall be conclusive; provided, however, that an isolated, insubstantial and inadvertent action taken in good faith and which is remedied by the Company promptly after receipt of notice thereof given by Executive shall not constitute Good Reason. Any event or condition described in this Section 1(f)(1) through (5) which occurs prior to a Change in Control, but was at the request of a Third Party who effectuates a Change in Control, shall constitute Good Reason following a Change in Control for purposes of this Agreement notwithstanding that it occurred prior to the Change in Control.

          (g) "Nonqualifying Termination" means a termination of Executive's employment (1) by the Company for Cause, (2) by Executive for any reason other than a Good Reason, (3) as a result of

Executive's death, (4) by the Company due to Executive's absence from his duties with the Company on a full-time basis for at least one hundred eighty consecutive days as a result of Executive's incapacity due to physical or mental illness or (5) as a result of Executive's lawful mandatory retirement or (6) Executive's voluntary retirement pursuant to any retirement incentive plan of the Company. The parties hereto expressly understand and agree that a termination by Executive of his employment in accordance with the first sentence of the second paragraph of Section 1(f) shall be deemed to be a termination by the Executive for Good Reason and thus shall not be a Nonqualifying Termination.

          (h) "Pension Plan" means the Company's defined benefit pension plan currently known as the "Brenco Retirement Plan" or any successor plan and any other employee benefit plans of the Company that require any minimum period of employment as a condition to the receipt of retirement benefits thereunder.

          (i) "Termination Period" means the period of time beginning with a Change in Control and ending on the earliest to occur of (1) Executive's 62nd birthday, (2) Executive's death, and (3) two years following such Change in Control.


     2. Obligations of Executive. Executive agrees that in the event any person or group attempts a Change in Control, he shall not voluntarily leave the employ of the Company without Good Reason (a) until such attempted Change in Control terminates or (b) if a Change in Control shall occur, until ninety days following such Change in Control. For purposes of the foregoing subsection (a), Good Reason shall be determined as if a Change in Control had occurred when such attempted Change in Control became known to the Board.

     3.   Payments Upon Termination of Employment.

          (a) If during the Termination Period the employment of Executive shall terminate, other than by reason of a Nonqualifying Termination, then the Company shall pay to Executive (or Executive's beneficiary or estate) within thirty days following the Date of Termination, as compensation for services rendered to the Company:

          (1) a lump-sum cash amount equal to the sum of (i) Executive's full annual base salary from the Company and its affiliated companies through the Date of Termination, to the extent not theretofore paid, (ii) Executive's annual bonus in an amount at least equal to the greatest of (A) the average bonus (annualized for any fiscal year consisting of less than twelve full months or with respect to which Executive has been employed by the Company for less than twelve full months) paid or payable, including by reason of any deferral, to Executive by the Company and its affiliated companies in respect of the three fiscal years of the Company (or such portion thereof during which Executive performed services for the Company if Executive shall have been employed by the Company for less than such three fiscal year period) immediately preceding the fiscal year in which the Change in Control occurs, or (B) 50% of Executive's target bonus for the fiscal year in which the Change in Control occurs, or
(C) 50% of Executive's target bonus for the fiscal year in which Executive's Date of Termination occurs, multiplied by (D) a fraction, the numerator of which is the number of days in the fiscal year in which the Date of Termination occurs through the Date of Termination and the denominator of which is three hundred sixty-five or three hundred sixty-six, as applicable, and (iii) any compensation previously deferred by Executive other than pursuant to a tax-qualified plan (together with any interest and earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid; plus

               (2) a lump sum cash amount equal to the Executive's highest annual rate of base salary from the company and its affiliated companies in effect during the twelve-month period prior to the Date of Termination multiplied by the number of years, including any partial year, remaining from the Date of Termination to the date of the Executive's 62nd birthday (with any partial year being expressed as a fraction the numerator of which is the number of days remaining in such year and the denominator of which is 365); provided, however, that any amount paid pursuant to this Section 3(a)(2) shall be paid in lieu of any other amount of severance relating to salary or bonus compensation to be received by Executive upon termination of employment of Executive under any severance plan, policy, employment agreement or arrangement of the Company; and provided further that in the event of a termination of employment during the 30-day period immediately following the first anniversary of the date of commencement of the Termination Period in accordance with the last paragraph of Section 1(f) hereof, the amount payable under this
Section 3(a)(2) shall be reduced by one-half.

     (b) (1) In addition to the payments to be made pursuant to paragraph (a) of this Section 3, if on the Date of Termination other than by reason of a Nonqualifying Termination, Executive shall not be fully vested in his accrued benefit under the Pension Plan, the Company shall pay to Executive within thirty days following the Date of Termination a lump sum cash amount equal to the actuarial equivalent of his unvested accrued benefit under the Brenco Retirement Plan as of such date. Such lump sum cash amount shall be computed using the same actuarial methods and assumptions then in use for purposes of computing benefits under the Brenco Retirement Plan, provided that the interest rate used in making such computation shall not be greater than the interest rate permitted under Section 417(e) of the Internal Revenue Code of 1986, as amended (the "Code").

     (2)  In addition to the payments to be made pursuant to paragraph
(a) of this Section 3, if on the Date of Termination other than by reason of a Nonqualifying Termination, Executive shall not be fully vested in the employer contributions made on his behalf under any defined contribution plan of the Company, the Company shall pay to Executive within thirty days following the Date of Termination a lump sum cash amount equal to the value of the unvested portion of such employer contributions; provided, however, that if any payment pursuant to this Section 3(b) (2) may or would result in such payment being deemed a transaction which is subject to Section 16(b) of the Exchange Act, the Company shall make such payment so as to meet the conditions for an exemption from such Section 16(b) as set forth in the rules (and interpretative and no-action letters relating thereto) under Section 16 of the Exchange Act. The value of any such unvested employer contributions shall be determined as of the Date of Termination; provided that for purposes of valuing common stock of the Company that may be a part of any such plan, if the common stock of the Company is traded on a national securities exchange or The Nasdaq National Market on the Date of Termination, the value of a share of common stock of the Company shall be the closing price on the national securities exchange or NASDAQ on the Date of Termination or, if such date is not a trading day, on the immediately preceding trading day.

          (3) For a period commencing on the Date of Termination and continuing until the Executive's 62nd birthday, the Company shall continue to keep in full force and effect (or otherwise provide) all policies of medical, accident, disability and life insurance with respect to Executive and his dependents with the same level of coverage, upon the same terms and otherwise to the same extent as such policies shall have been in effect immediately prior to the Date of Termination (or, if more favorable to Executive, immediately prior to the Change in Control), and the Company and Executive shall share the costs of the continuation of such insurance coverage in the same proportion as such costs were shared immediately prior to the Date of Termination.

          (c) If during the Termination Period the employment of Executive shall terminate by reason of a Nonqualifying Termination, then the Company shall pay to Executive within thirty days following the Date of Termination, a cash amount equal to the sum of (1) Executive's full annual base salary from the Company through the Date of Termination, to the extent not theretofore paid and (2) any compensation previously deferred by Executive other than pursuant to a tax-qualified plan (together with any interest and earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid.

     4. Excise Tax Limitation. (a) Notwithstanding anything contained in this Agreement or any other agreement or plan to the contrary, the payments and benefits provided to, or for the benefit of, Executive under this Agreement or under any other plan or agreement which became payable or are taken into account as a result of the Change in Control (the "Payments") shall be reduced (but not below zero) to the extent necessary so that no payment to be made, or benefit to be provided, to Executive or for his benefit under this Agreement or any other plan or agreement shall be subject to the imposition of an excise tax under Section 4999 of the Code (such reduced amount is hereinafter referred to as the "Limited Payment Amount"). Unless Executive shall have given prior written notice specifying a different order to the Company, the Company shall reduce or eliminate the Payments to Executive by first reducing or eliminating those payments or benefits which are not payable in cash and then by reducing or eliminating cash payments, in each case in reverse order beginning with payments or benefits which are to be paid the farthest in time from the Determination (as hereinafter defined). Any notice given by Executive pursuant to the preceding sentence shall take precedence over the provisions of any other plan, arrangement or agreement governing Executive's rights and entitlements to any benefits or compensation.

          (b)  All determinations required to be made under this
Section 4 shall be made by the Company's public accounting firm (the "Accounting Firm"). The Accounting Firm shall provide its calculations, together with detailed supporting documentation, both to the Company and Executive within fifteen days after the receipt of notice from the Company that there has been a Payment (or at such earlier times as is requested by the Company) and, with respect to any Limited Payment Amount, a reasonable opinion to Executive that he is not required to report any excise tax on his federal income tax return with respect to the Limited Payment Amount (collectively, the "Determination"). In the event that the Accounting Firm is serving as an accountant or auditor for the individual, entity or group effecting the Change in Control, Executive shall appoint another nationally recognized public accounting firm to make the determination required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees, costs and expenses (including, but not limited to, the costs of retaining experts) of the Accounting Firm shall be borne by the Company. The Determination by the Accounting Firm shall be binding upon the Company and Executive (except as provided in paragraph (c) below).

          (c) If it is established pursuant to a final determination of a court or an Internal Revenue Service (the "IRS") proceeding which has been finally and conclusively resolved, that Payments have been made to, or provided for the benefit of, Executive by the Company, which are in excess of the limitations provided in Section 4 (hereinafter referred to as an "Excess Payment"), such Excess Payment shall be deemed for all purposes to be a loan to Executive made on the date Executive received the Excess Payment and Executive shall repay the Excess Payment to the Company on demand, together with interest on the Excess Payment at the applicable federal rate (as defined in Section 1274(d) of the Code) from the date of Executive's receipt of such Excess Payment until the date of such repayment. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the Determination, it is possible that Payments which will not have been made by the Company should have been made (an "Underpayment"), consistent with the calculations required to be made under this Section 4. In the event that it is determined (i) by the Accounting Firm, the Company (which shall include the position taken by the Company, or together with its consolidated group, on its federal income tax return) or the IRS or (ii) pursuant to a determination by a court, that an Underpayment has occurred, the Company shall pay an amount equal to such Underpayment to Executive within ten days of such determination together with interest on such amount at the applicable federal rate from the date such amount would have been paid to Executive until the date of payment.

     5. Withholding Taxes. The Company may withhold from all payments due to Executive (or his beneficiary or estate) hereunder all taxes which, by applicable federal, state, local or other law, the Company is required to withhold therefrom.

     6. Reimbursement of Expenses. If any contest or dispute shall arise under this Agreement involving termination of Executive's employment with the Company or involving the failure or refusal of the Company to perform fully in accordance with the terms hereof, the Company shall reimburse Executive, on a current basis, for all legal fees and expenses, if any, incurred by Executive in connection with such contest or dispute, subject to the conditions set forth in the following sentences, together with interest in an amount equal to the prime rate of Crestar Bank from time to time in effect, but in no event higher than the maximum legal rate permissible under applicable law, such interest to accrue from the date the Company receives Executive's statement for such fees and expenses through the date of payment thereof. The Company shall have no obligation to reimburse Executive for legal fees and expenses pursuant to this Section 6 in the event that a court of competent jurisdiction ultimately determines that Executive's position asserted in any contest or dispute litigated by Executive was without merit. Executive hereby agrees that, in the event of such a determination, Executive will repay the Company the amount of any legal fees or expenses advanced by the Company to Executive prior to such determination.

     7. Termination of Agreement. (a) This Agreement shall be effective on the date hereof and shall continue until terminated by the Company as provided in paragraph (b) of this Section 7; provided, however, that this Agreement shall terminate in any event upon the first to occur of (i) Executive's 62nd birthday, (ii) Executive's death or (iii) termination of Executive's Employment with the Company prior to a Change in Control (except as otherwise provided hereunder).

          (b) The Company shall have the right prior to a Change in Control, in its sole discretion, pursuant to action by the Board, to approve the termination of this Agreement, which termination shall not become effective until the date fixed by the Board for such termination, which date shall be at least one hundred twenty days after notice thereunder is given by the Company to Executive in accordance with Section 11; provided, however, that no such action shall be taken by the Board during any period of time when the Board has knowledge that any person has taken steps reasonably calculated to effect a Change in Control until, in the opinion of the Board, such person has abandoned or terminated its efforts to effect a Change in Control; and provided, further, that in no event shall this Agreement be terminated without the consent of Executive following a Change in Control.

     8. Scope of Agreement. Nothing in this Agreement shall be deemed to entitle Executive to continued employment with the Company or its subsidiaries, and if Executive's employment with the Company shall terminate prior to a Change in Control, Executive shall have no further rights under this Agreement; provided, however, that any termination of Executive's employment during the two-year period following a Change in Control shall be subject to all of the provisions of this Agreement.

     9. Confidential Information. Executive shall hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies, and their respective businesses, which shall have been obtained by Executive during Executive's employment by the Company or any of its affiliated companies and which shall not be or become public knowledge (other than by acts by Executive or representatives of Executive in violation of this

Agreement). After termination of Executive's employment with the Company, Executive shall not, without the prior written consent of the Company, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it. In no event shall an asserted violation of the provisions of this Section 9 constitute a basis for deferring or withholding any amounts otherwise payable to Executive under this Agreement.

     10.  Successors; Binding Agreement.

          (a) This Agreement shall not be terminated by any merger or consolidation of the Company whereby the Company is or is not the surviving or resulting corporation or as a result of any transfer of all or substantially all of the assets of the Company. In the event of any such merger, consolidation or transfer of assets, the provisions of this Agreement shall be binding upon the surviving or resulting corporation or the person or entity to which such assets are transferred.

          (b) The Company agrees that concurrently with any merger, consolidation or transfer of assets referred to in paragraph (a) of this Section 10, it will cause any successor or transferee unconditionally to assume, by written instrument delivered to Executive (or his beneficiary or estate), all of the obligations of the Company hereunder. Failure of the Company to obtain such assumption prior to the effectiveness of any such merger, consolidation or transfer of assets shall be a breach of this Agreement and shall constitute Good Reason hereunder and shall entitle Executive to compensation and other benefits from the Company in the same amount and on the same terms as Executive would be entitled hereunder if Executive's employment were terminated following a Change in Control other than by reason of a Nonqualifying Termination. For purposes of implementing the foregoing, the date on which any such merger, consolidation or transfer becomes effective shall be deemed the date Good Reason occurs, and shall be the Date of Termination if requested by Executive.

          (c) This Agreement shall inure to the benefit of and be enforceable by Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If Executive shall die while any amounts would be payable to Executive hereunder had Executive continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to such person or persons appointed in writing by Executive to receive such amounts or, if no person is so appointed, to Executive's estate.

     11. Notice. (a) For purposes of this Agreement, all notices and other communications required or permitted hereunder shall be in writing and shall be deemed to have been duly given when delivered or five days after deposit in the United States mail, certified and return receipt requested, postage prepaid, addressed as follows:

If to Executive:

________________
________________
________________
________________

If to the Company:

Brenco, Incorporated
Suite 201
One Park West Circle
Midlothian, VA 23113
Attn: Corporate Secretary

or to such other address as either party may have furnished to the other in writing in accordance therewith, except that notices of change of address shall be effective only upon receipt.

          (b) A written notice of Executive's Date of Termination by the Company or Executive, as the case may be, to the other, shall (i) indicate the specific termination provision in this Agreement relied upon, (ii) to the extent applicable, set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated and (iii) specify the Termination Date (which date shall be not less than fifteen days after the giving of such notice). The failure by Executive or the Company to set forth in such notice any fact or circumstance which contributes to a showing of Good Reason or Cause shall not waive any right of Executive or the Company hereunder or preclude Executive or the Company from asserting such fact or circumstance in enforcing Executive's or the Company's rights hereunder.

     12. Full Settlement; Resolution of Disputes. (a) The Company's obligation to make any payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against Executive or others. In no event shall Executive be obligated to seek other employment or take other action by way of mitigation of the amounts payable to Executive under any of the provisions of this Agreement and, such amounts shall not be reduced whether or not Executive obtains other employment.

          (b) If there shall be any dispute between the Company and Executive in the event of any termination of Executive's employment, then, unless and until there is a final, nonappealable judgment by a court of competent jurisdiction declaring that such termination was for Cause, that the determination by Executive of the existence of Good Reason was not made in good faith, or that the Company is not otherwise obligated to pay any amount or provide any benefit to Executive and his dependents or other beneficiaries, as the case may be, under paragraphs (a) and (b) of Section 3, the Company shall pay all amounts, and provide all benefits, to Executive and his dependents or other beneficiaries, as the case may be, that the Company would be required to pay or provide pursuant to paragraphs (a) and (b) of

Section 3 as though such termination were by the Company without Cause or by Executive with Good Reason; provided, however, that the Company shall not be required to pay any disputed amounts pursuant to this paragraph except upon receipt of an undertaking by or on behalf of Executive to repay all such amounts to which Executive is ultimately adjudged by such court not to be entitled.

     13. Employment with Subsidiaries. Employment with the Company for purposes of this Agreement shall include employment with any corporation or other entity in which the Company has a direct or indirect ownership interest of 50% or more of the total combined voting power of the then outstanding securities of such corporation or other entity entitled to vote generally in the election of directors.

     14. Governing Law; Validity. The interpretation, construction and performance of this Agreement shall be governed by and construed and enforced in accordance with the internal laws of the Commonwealth of Virginia without regard to the principle of conflicts of laws. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which other provisions shall remain in full force and effect.

     15. Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed to be an original and all of which together shall constitute one and the same instrument.

     16. Miscellaneous. No provision of this Agreement may be modified or waived unless such modification or waiver is agreed to in writing and signed by Executive and by a duly authorized officer of the Company. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. Failure by Executive or the Company to insist upon strict compliance with any provision of this Agreement or to assert any right Executive or the Company may have hereunder, including without limitation, the right of Executive to terminate employment for Good Reason, shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement. The rights of, and benefits payable to, Executive, his estate or his beneficiaries pursuant to this Agreement are in addition to any rights of, or benefits payable to, Executives, his estate or his beneficiaries under any other employee benefit plan or compensation program of the Company.

     IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by a duly authorized officer of the Company and Executive has executed this Agreement as of the day and year first above written.

                              BRENCO, INCORPORATED



                              By:


                              Title:


                              EXECUTIVE



                              Jacob M. Feichtner

                              ___________________________________

                                             EXHIBIT 10.4

                 CHANGE IN CONTROL AGREEMENT



     THIS AGREEMENT is entered into as of the 22nd day of March, 1996 by and between Brenco, Incorporated, a Virginia corporation (the
"Company"), and Howard J. Bush ("Executive").


                          RECITALS


     I. Executive currently serves as a key employee member of management of the Company and his services and knowledge are valuable to the Company.

     II. The Board (as defined in Section 1) has determined that it is in the best interests of the Company and its stockholders to secure Executive's continued services and to ensure Executive's continued dedication and objectivity in the event of any threat or occurrence of, or negotiation or other action that could lead to, or create the possibility of, a Change in Control (as defined in Section 1) of the Company, without concern as to whether Executive might be hindered or distracted by personal uncertainties and risks created by any such possible Change in Control, and to encourage Executive's full attention and dedication to the Company, the Board has authorized the Company to enter into this Agreement.

     NOW, THEREFORE, for and in consideration of the premises and the mutual covenants and agreements herein contained, the Company and Executive hereby agree as follows:

     1. Definitions. As used in this Agreement, the following terms shall have the respective meanings set forth below:

          (a)  "Board" means the Board of Directors of the Company.

          (b) "Cause" means (1) a material breach by Executive of the duties and responsibilities of Executive (other than as a result of incapacity due to physical or mental illness) which is demonstrably willful and deliberate on Executive's part, which is committed in bad faith or without reasonable belief that such breach is in the best interests of the Company and which is not remedied in a reasonable period of time after receipt of written notice from the Company specifying such breach or (2) the commission by Executive of a felony involving moral turpitude. Cause shall not exist unless and until the Company has delivered to Executive a copy of a resolution duly adopted by three-quarters of the Board at a meeting of the Board called and held for such purpose (after reasonable notice to Executive and an opportunity for Executive, together with his counsel, to be heard before the Board), finding that in the good faith opinion of the Board the Executive was guilty of the conduct set forth in this Section 1(b) and specifying the particulars thereof in detail.

          (c)  "Change in Control" means:

          (1) the acquisition by any individual, entity or group (a "Person"), including any "person" within the meaning of
Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), of beneficial ownership within the meaning of Rule 13d-3 promulgated under the Exchange Act, of twenty percent (20%) or more of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change in Control:
(A) any acquisition by the Company, (B) any acquisition directly from the Company, (C) any acquisition by, or benefit distribution from, an employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company, (D) any acquisition pursuant to any compensatory stock option or stock purchase plan for employees, (E) any acquisition by any corporation pursuant to a reorganization, merger or consolidation involving the Company, if, immediately after such reorganization, merger or consolidation, each of the conditions described in clauses (i), (ii) and (iii) of subsection (3) of this Section (1)(c) shall be satisfied, or (F) any acquisition by the Executive or any group of persons including the Executive; or (G) the acquisition by members of the Whitfield Family (as hereinafter defined), individually or collectively, of any direct or indirect beneficial ownership in addition to the individual or collective beneficial ownership of members of the Whitfield Family which exists on the date hereof; and provided further that, for purposes of clause (A), if any Person (other than the Company or any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company) shall become the beneficial owner of fifty percent (50%) or more of the Outstanding Company Common Stock or fifty percent (50%) or more of the Outstanding Company Voting Securities by reason of an acquisition by the Company and such Person shall, after such acquisition by the Company, become the beneficial owner of any additional shares of the Outstanding Company Common Stock or any additional Outstanding Voting Securities, such additional beneficial ownership shall constitute a Change in Control;

          (2) individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of such Board; provided, however, that any individual who becomes a director of the Company subsequent to the date hereof whose election, or nomination for election by the Company's stockholders, was approved by the vote of at least a majority of the directors then comprising the Incumbent Board shall be deemed to have been a member of the Incumbent Board; and provided further, that no individual who was initially elected as a director of the Company as a result of an actual or threatened election contest, as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act, or any other actual or threatened solicitation of proxies or consents by or on behalf of any Person other than the Board shall be deemed to have been a member of the Incumbent Board;

          (3) approval by the stockholders of the Company of a reorganization, merger or consolidation unless, in any such case, immediately after such reorganization, merger or consolidation, (i) more than fifty percent (50%) of the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and more than fifty percent (50%) of the combined voting power of the then outstanding securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals or entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation and in substantially the same proportions relative to each other as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities, as the case may be, (ii) no Person (other than the Company, any employee benefit plan (or related trust) sponsored or maintained by the Company or the corporation resulting from such reorganization, merger or consolidation (or any corporation controlled by the Company), or any Person which beneficially owned, immediately prior to such reorganization, merger or consolidation, directly or indirectly, twenty percent (20%) or more of the Outstanding Company Common Stock or the Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, twenty percent (20%) or more of the then outstanding shares of common stock of such corporation or twenty percent (20%) or more of the combined voting power of the then outstanding securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the Corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such reorganization, merger or consolidation; or

          (4) approval by the stockholders of the Company of (i) a plan of complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company other than to a corporation with respect to which, immediately after such sale or other disposition, (A) more than fifty percent (50%) of the then outstanding shares of common stock thereof and more than fifty percent (50%) of the combined voting power of the then outstanding securities thereof entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities immediately prior to such sale or other disposition and in substantially the same proportions relative to each other as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities, as the case may be, (B) no Person (other than the Company, any employee benefit plan (or related trust) sponsored or maintained by the Company or such corporation (or any corporation controlled by the Company), or any Person which beneficially owned, immediately prior to such sale or other disposition, directly or indirectly, twenty percent (20%) or more of the Outstanding

Company Common Stock or the Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, twenty percent (20%) or more of the then outstanding shares of common stock thereof or twenty percent (20%) or more of the combined voting power of the then outstanding securities thereof entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors thereof were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition.

For purposes of Section 1(c)(1), "Whitfield Family" shall mean (I) Needham B. Whitfield and members of his "immediate family" (as that term is defined in Rule 16a-1(e) under the Exchange Act), (ii) Anne Whitfield Kenny and members of her immediate family, (iii) the Estate of Mildred F. Whitfield and (iv) and in each of the foregoing instances, their respective personal or legal representatives, executors, administrators, successors, heirs, distributees and legatees.

     Notwithstanding anything contained in the Agreement to the contrary, it is understood that the collective beneficial ownership of members of the Whitfield Family as of the date hereof shall not constitute, or be construed or deemed to constitute, a Change of Control.

     Furthermore, notwithstanding anything contained in this Agreement to the contrary, if Executive's employment is terminated prior to a Change in Control and Executive reasonably demonstrates that such termination was at the request of a third party who has indicated an intention or taken steps reasonably calculated to effect a Change in Control (a "Third Party") who effectuates a Change in Control, then for all purposes of this Agreement, the date of a Change in Control shall mean the date immediately prior to the date of such termination of Executive's employment.

          (d) "Company" means Brenco, Incorporated, a Virginia corporation.

          (e) "Date of Termination" means (1) the effective date on which Executive's employment by the Company terminates as specified in a prior written notice by the Company or Executive, as the case may be, to the other, delivered pursuant to Section 11 or (2) if Executive's employment by the Company terminates by reason of death, the date of death of Executive.

          (f) "Good Reason" means, without Executive's express written consent, the occurrence of any of the following events after a Change in Control:

          (1) (i)   the assignment to Executive of any duties
inconsistent in any material adverse respect with Executive's position(s), duties, responsibilities or status with the Company immediately prior to such Change in Control, (ii) a material adverse change in Executive's reporting responsibilities, titles or offices with the Company as in effect immediately prior to such Change in Control or (iii) any removal or involuntary termination of Executive from the Company otherwise than as expressly permitted by this Agreement or any failure to re-elect Executive to any position with the Company held by Executive immediately prior to such Change in Control;

          (2) a reduction by the Company in Executive's rate of annual base salary as in effect immediately prior to such Change in Control or as the same has been increased thereafter;

          (3) any requirement of the Company that Executive (i) be based anywhere more than thirty-five miles from the facility where Executive is located at the time of the Change in Control;

          (4) the failure of the Company to (i) continue in effect any employee benefit plan or compensation plan in which Executive is participating immediately prior to such Change in Control, unless Executive is permitted to participate in other plans providing Executive with substantially comparable benefits, or the taking of any action by the Company which would adversely affect Executive's participation in or materially reduce Executive's benefits under any such plan, (ii) provide Executive and Executive's dependents with welfare benefits (including, without limitation, medical, prescription, dental, disability, salary continuance, employee life, group life, accidental death and travel accident insurance plans and programs) in accordance with the most favorable plans, practices, programs and policies of the Company and its affiliated companies in effect for Executive immediately prior to such Change in Control,
(iii) provide fringe benefits in accordance with the most favorable plans, practices, programs and policies of the Company and its affiliated companies in effect for Executive immediately prior to such Change in Control, or (iv) provide Executive with paid vacation in accordance with the most favorable plans, policies, programs and practices of the Company and its affiliated companies as in effect for Executive immediately prior to such Change in Control; or

          (5) the failure of the Company to obtain the assumption agreement from any successor as contemplated in Section 10(b).

     In addition, a termination by Executive of his employment for any reason during the 30-day period immediately following the first anniversary of the date of commencement of the Termination Period shall be deemed to be termination by Executive for Good Reason. For purposes of this Agreement, any good faith determination of Good Reason made by Executive shall be conclusive; provided, however, that an isolated, insubstantial and inadvertent action taken in good faith and which is remedied by the Company promptly after receipt of notice thereof given by Executive shall not constitute Good Reason. Any event or condition described in this Section 1(f)(1) through (5) which occurs prior to a Change in Control, but was at the request of a Third Party who effectuates a Change in Control, shall constitute Good Reason following a Change in Control for purposes of this Agreement notwithstanding that it occurred prior to the Change in Control.

          (g) "Nonqualifying Termination" means a termination of Executive's employment (1) by the Company for Cause, (2) by Executive for any reason other than a Good Reason, (3) as a result of Executive's death, (4) by the Company due to Executive's absence from his duties with the Company on a full-time basis for at least one hundred eighty consecutive days as a result of Executive's incapacity due to physical or mental illness or (5) as a result of Executive's lawful mandatory retirement or (6) Executive's voluntary retirement pursuant to any retirement incentive plan of the Company. The parties hereto expressly understand and agree that a termination by Executive of his employment in accordance with the first sentence of the second paragraph of Section 1(f) shall be deemed to be a termination by the Executive for Good Reason and thus shall not be a Nonqualifying Termination.

          (h) "Pension Plan" means the Company's defined benefit pension plan currently known as the "Brenco Retirement Plan" or any successor plan and any other employee benefit plans of the Company that require any minimum period of employment as a condition to the receipt of retirement benefits thereunder.

          (i) "Termination Period" means the period of time beginning with a Change in Control and ending on the earliest to occur of (1) Executive's 62nd birthday, (2) Executive's death, and (3) two years following such Change in Control.


     2. Obligations of Executive. Executive agrees that in the event any person or group attempts a Change in Control, he shall not voluntarily leave the employ of the Company without Good Reason (a) until such attempted Change in Control terminates or (b) if a Change in Control shall occur, until ninety days following such Change in Control. For purposes of the foregoing subsection (a), Good Reason shall be determined as if a Change in Control had occurred when such attempted Change in Control became known to the Board.

     3.   Payments Upon Termination of Employment.

          (a) If during the Termination Period the employment of Executive shall terminate, other than by reason of a Nonqualifying Termination, then the Company shall pay to Executive (or Executive's beneficiary or estate) within thirty days following the Date of Termination, as compensation for services rendered to the Company:

          (1) a lump-sum cash amount equal to the sum of (i) Executive's full annual base salary from the Company and its affiliated companies through the Date of Termination, to the extent not theretofore paid, (ii) Executive's annual bonus in an amount at least equal to the greatest of (A) the average bonus (annualized for any fiscal year consisting of less than twelve full months or with respect to which Executive has been employed by the Company for less than twelve full months) paid or payable, including by reason of any deferral, to Executive by the Company and its affiliated companies in respect of the three fiscal years of the Company (or such portion thereof during which Executive performed services for the Company if Executive shall have been employed by the Company for less than such three fiscal year period) immediately preceding the fiscal year in which the Change in Control occurs, or (B) 50% of Executive's target bonus for the fiscal year in which the Change in Control occurs, or
(C) 50% of Executive's target bonus for the fiscal year in which Executive's Date of Termination occurs, multiplied by (D) a fraction, the numerator of which is the number of days in the fiscal year in which the Date of Termination occurs through the Date of Termination and the denominator of which is three hundred sixty-five or three hundred sixty-six, as applicable, and (iii) any compensation previously deferred by Executive other than pursuant to a tax-qualified plan (together with any interest and earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid; plus

          (2) a lump-sum cash amount equal to (i) two times Executive's highest annual rate of base salary from the Company and its affiliated companies in effect during the twelve-month period prior to the Date of Termination; provided, however, that in the event there are fewer than twenty-four whole months remaining from the Date of Termination to the date of Executive's 62nd birthday, the amount payable under this Section 3(a) (2) shall be calculated by multiplying the amount otherwise payable by a fraction the numerator of which is the number of months, including a partial month (with a partial month being expressed as a fraction the numerator of which is the number of days remaining in such month and the denominator of which is the number of days in such month), so remaining and the denominator of which is twenty-four; provided further, that any amount paid pursuant to this Section 3(a) (2) shall be paid in lieu of any other amount of severance relating to salary or bonus compensation to be received by Executive upon termination of employment of Executive under any severance plan, policy, employment agreement or arrangement of the Company; and provided further that in the event of a termination of employment during the 30-day period immediately following the first anniversary of the date of commencement of the Termination Period in accordance with the last paragraph of Section 1(f) hereof, the amount payable under this Section 3(a)(2) shall be reduced by one-half.

     (b) (1) In addition to the payments to be made pursuant to paragraph (a) of this Section 3, if on the Date of Termination other than by reason of a Nonqualifying Termination, Executive shall not be fully vested in his accrued benefit under the Pension Plan, the Company shall pay to Executive within thirty days following the Date of Termination a lump sum cash amount equal to the actuarial equivalent of his unvested accrued benefit under the Brenco Retirement Plan as of such date. Such lump sum cash amount shall be computed using the same actuarial methods and assumptions then in use for purposes of computing benefits under the Brenco Retirement Plan, provided that the interest rate used in making such computation shall not be greater than the interest rate permitted under Section 417(e) of the Internal Revenue Code of 1986, as amended (the "Code").

     (2)  In addition to the payments to be made pursuant to paragraph
(a) of this Section 3, if on the Date of Termination other than by reason of a Nonqualifying Termination, Executive shall not be fully vested in the employer contributions made on his behalf under any defined contribution plan of the Company, the Company shall pay to

Executive within thirty days following the Date of Termination a lump sum cash amount equal to the value of the unvested portion of such employer contributions; provided, however, that if any payment pursuant to this Section 3(b) (2) may or would result in such payment being deemed a transaction which is subject to Section 16(b) of the Exchange Act, the Company shall make such payment so as to meet the conditions for an exemption from such Section 16(b) as set forth in the rules (and interpretative and no-action letters relating thereto) under Section 16 of the Exchange Act. The value of any such unvested employer contributions shall be determined as of the Date of Termination; provided that for purposes of valuing common stock of the Company that may be a part of any such plan, if the common stock of the Company is traded on a national securities exchange or The Nasdaq National Market on the Date of Termination, the value of a share of common stock of the Company shall be the closing price on the national securities exchange or NASDAQ on the Date of Termination or, if such date is not a trading day, on the immediately preceding trading day.

          (3) For a period of two years commencing on the Date of Termination, the Company shall continue to keep in full force and effect (or otherwise provide) all policies of medical, accident, disability and life insurance with respect to Executive and his dependents with the same level of coverage, upon the same terms and otherwise to the same extent as such policies shall have been in effect immediately prior to the Date of Termination (or, if more favorable to Executive, immediately prior to the Change in Control), and the Company and Executive shall share the costs of the continuation of such insurance coverage in the same proportion as such costs were shared immediately prior to the Date of Termination.

          (c) If during the Termination Period the employment of Executive shall terminate by reason of a Nonqualifying Termination, then the Company shall pay to Executive within thirty days following the Date of Termination, a cash amount equal to the sum of (1) Executive's full annual base salary from the Company through the Date of Termination, to the extent not theretofore paid and (2) any compensation previously deferred by Executive other than pursuant to a tax-qualified plan (together with any interest and earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid.

     4. Excise Tax Limitation. (a) Notwithstanding anything contained in this Agreement or any other agreement or plan to the contrary, the payments and benefits provided to, or for the benefit of, Executive under this Agreement or under any other plan or agreement which became payable or are taken into account as a result of the Change in Control (the "Payments") shall be reduced (but not below zero) to the extent necessary so that no payment to be made, or benefit to be provided, to Executive or for his benefit under this Agreement or any other plan or agreement shall be subject to the imposition of an excise tax under Section 4999 of the Code (such reduced amount is hereinafter referred to as the "Limited Payment Amount"). Unless Executive shall have given prior written notice specifying a different order to the Company, the Company shall reduce or eliminate the Payments to Executive by first reducing or eliminating those payments or benefits which are not payable in cash and then by reducing or eliminating cash payments, in each case in reverse order beginning with payments or benefits which are to be paid the farthest in time from the Determination (as hereinafter defined). Any notice given by Executive pursuant to the preceding sentence shall take precedence over the provisions of any other plan, arrangement or agreement governing Executive's rights and entitlements to any benefits or compensation.

          (b)  All determinations required to be made under this
Section 4 shall be made by the Company's public accounting firm (the "Accounting Firm"). The Accounting Firm shall provide its calculations, together with detailed supporting documentation, both to the Company and Executive within fifteen days after the receipt of notice from the Company that there has been a Payment (or at such earlier times as is requested by the Company) and, with respect to any Limited Payment Amount, a reasonable opinion to Executive that he is not required to report any excise tax on his federal income tax return with respect to the Limited Payment Amount (collectively, the "Determination"). In the event that the Accounting Firm is serving as an accountant or auditor for the individual, entity or group effecting the Change in Control, Executive shall appoint another nationally recognized public accounting firm to make the determination required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees, costs and expenses (including, but not limited to, the costs of retaining experts) of the Accounting Firm shall be borne by the Company. The Determination by the Accounting Firm shall be binding upon the Company and Executive (except as provided in paragraph (c) below).

          (c) If it is established pursuant to a final determination of a court or an Internal Revenue Service (the "IRS") proceeding which has been finally and conclusively resolved, that Payments have been made to, or provided for the benefit of, Executive by the Company, which are in excess of the limitations provided in Section 4 (hereinafter referred to as an "Excess Payment"), such Excess Payment shall be deemed for all purposes to be a loan to Executive made on the date Executive received the Excess Payment and Executive shall repay the Excess Payment to the Company on demand, together with interest on the Excess Payment at the applicable federal rate (as defined in Section 1274(d) of the Code) from the date of Executive's receipt of such Excess Payment until the date of such repayment. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the Determination, it is possible that Payments which will not have been made by the Company should have been made (an "Underpayment"), consistent with the calculations required to be made under this Section 4. In the event that it is determined (i) by the Accounting Firm, the Company (which shall include the position taken by the Company, or together with its consolidated group, on its federal income tax return) or the IRS or (ii) pursuant to a determination by a court, that an Underpayment has occurred, the Company shall pay an amount equal to such Underpayment to Executive within ten days of such determination together with interest on such amount at the applicable federal rate from the date such amount would have been paid to Executive until the date of payment.

     5. Withholding Taxes. The Company may withhold from all payments due to Executive (or his beneficiary or estate) hereunder all taxes which, by applicable federal, state, local or other law, the Company is required to withhold therefrom.

     6. Reimbursement of Expenses. If any contest or dispute shall arise under this Agreement involving termination of Executive's employment with the Company or involving the failure or refusal of the Company to perform fully in accordance with the terms hereof, the Company shall reimburse Executive, on a current basis, for all legal fees and expenses, if any, incurred by Executive in connection with such contest or dispute, subject to the conditions set forth in the following sentences, together with interest in an amount equal to the prime rate of Crestar Bank from time to time in effect, but in no event higher than the maximum legal rate permissible under applicable law, such interest to accrue from the date the Company receives Executive's statement for such fees and expenses through the date of payment thereof. The Company shall have no obligation to reimburse Executive for legal fees and expenses pursuant to this Section 6 in the event that a court of competent jurisdiction ultimately determines that Executive's position asserted in any contest or dispute litigated by Executive was without merit. Executive hereby agrees that, in the event of such a determination, Executive will repay the Company the amount of any legal fees or expenses advanced by the Company to Executive prior to such determination.

     7. Termination of Agreement. (a) This Agreement shall be effective on the date hereof and shall continue until terminated by the Company as provided in paragraph (b) of this Section 7; provided, however, that this Agreement shall terminate in any event upon the first to occur of (i) Executive's 62nd birthday, (ii) Executive's death or (iii) termination of Executive's Employment with the Company prior to a Change in Control (except as otherwise provided hereunder).

          (b) The Company shall have the right prior to a Change in Control, in its sole discretion, pursuant to action by the Board, to approve the termination of this Agreement, which termination shall not become effective until the date fixed by the Board for such termination, which date shall be at least one hundred twenty days after notice thereunder is given by the Company to Executive in accordance with Section 11; provided, however, that no such action shall be taken by the Board during any period of time when the Board has knowledge that any person has taken steps reasonably calculated to effect a Change in Control until, in the opinion of the Board, such person has abandoned or terminated its efforts to effect a Change in Control; and provided, further, that in no event shall this Agreement be terminated without the consent of Executive following a Change in Control.

     8. Scope of Agreement. Nothing in this Agreement shall be deemed to entitle Executive to continued employment with the Company or its subsidiaries, and if Executive's employment with the Company shall terminate prior to a Change in Control, Executive shall have no further rights under this Agreement; provided, however, that any termination of Executive's employment during the two-year period following a Change in Control shall be subject to all of the provisions of this Agreement.

     9. Confidential Information. Executive shall hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies, and their respective businesses, which shall have been obtained by Executive during Executive's employment by the Company or any of its affiliated companies and which shall not be or become public knowledge (other than by acts by Executive or representatives of Executive in violation of this Agreement). After termination of Executive's employment with the Company, Executive shall not, without the prior written consent of the Company, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it. In no event shall an asserted violation of the provisions of this Section 9 constitute a basis for deferring or withholding any amounts otherwise payable to Executive under this Agreement.

     10.  Successors; Binding Agreement.

          (a) This Agreement shall not be terminated by any merger or consolidation of the Company whereby the Company is or is not the surviving or resulting corporation or as a result of any transfer of all or substantially all of the assets of the Company. In the event of any such merger, consolidation or transfer of assets, the provisions of this Agreement shall be binding upon the surviving or resulting corporation or the person or entity to which such assets are transferred.

          (b) The Company agrees that concurrently with any merger, consolidation or transfer of assets referred to in paragraph (a) of this Section 10, it will cause any successor or transferee unconditionally to assume, by written instrument delivered to Executive (or his beneficiary or estate), all of the obligations of the Company hereunder. Failure of the Company to obtain such assumption prior to the effectiveness of any such merger, consolidation or transfer of assets shall be a breach of this Agreement and shall constitute Good Reason hereunder and shall entitle Executive to compensation and other benefits from the Company in the same amount and on the same terms as Executive would be entitled hereunder if Executive's employment were terminated following a Change in Control other than by reason of a Nonqualifying Termination. For purposes of implementing the foregoing, the date on which any such merger, consolidation or transfer becomes effective shall be deemed the date Good Reason occurs, and shall be the Date of Termination if requested by Executive.

          (c) This Agreement shall inure to the benefit of and be enforceable by Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If Executive shall die while any amounts would be payable to Executive hereunder had Executive continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to such person or persons appointed in writing by Executive to receive such amounts or, if no person is so appointed, to Executive's estate.

     11. Notice. (a) For purposes of this Agreement, all notices and other communications required or permitted hereunder shall be in writing and shall be deemed to have been duly given when delivered or five days after deposit in the United States mail, certified and return receipt requested, postage prepaid, addressed as follows:

If to Executive:

________________
________________
________________
________________

If to the Company:

Brenco, Incorporated
Suite 201
One Park West Circle
Midlothian, VA 23113
Attn: Corporate Secretary

or to such other address as either party may have furnished to the other in writing in accordance therewith, except that notices of change of address shall be effective only upon receipt.

          (b) A written notice of Executive's Date of Termination by the Company or Executive, as the case may be, to the other, shall (i) indicate the specific termination provision in this Agreement relied upon, (ii) to the extent applicable, set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated and (iii) specify the Termination Date (which date shall be not less than fifteen days after the giving of such notice). The failure by Executive or the Company to set forth in such notice any fact or circumstance which contributes to a showing of Good Reason or Cause shall not waive any right of Executive or the Company hereunder or preclude Executive or the Company from asserting such fact or circumstance in enforcing Executive's or the Company's rights hereunder.

     12. Full Settlement; Resolution of Disputes. (a) The Company's obligation to make any payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against Executive or others. In no event shall Executive be obligated to seek other employment or take other action by way of mitigation of the amounts payable to Executive under any of the provisions of this Agreement and, such amounts shall not be reduced whether or not Executive obtains other employment.

          (b) If there shall be any dispute between the Company and Executive in the event of any termination of Executive's employment, then, unless and until there is a final, nonappealable judgment by a court of competent jurisdiction declaring that such termination was for Cause, that the determination by Executive of the existence of Good Reason was not made in good faith, or that the Company is not otherwise obligated to pay any amount or provide any benefit to Executive and his dependents or other beneficiaries, as the case may be, under paragraphs (a) and (b) of Section 3, the Company shall pay all amounts, and provide all benefits, to Executive and his dependents or other beneficiaries, as the case may be, that the Company would be required to pay or provide pursuant to paragraphs (a) and (b) of
Section 3 as though such termination were by the Company without Cause or by Executive with Good Reason; provided, however, that the Company shall not be required to pay any disputed amounts pursuant to this paragraph except upon receipt of an undertaking by or on behalf of Executive to repay all such amounts to which Executive is ultimately adjudged by such court not to be entitled.

     13. Employment with Subsidiaries. Employment with the Company for purposes of this Agreement shall include employment with any corporation or other entity in which the Company has a direct or indirect ownership interest of 50% or more of the total combined voting power of the then outstanding securities of such corporation or other entity entitled to vote generally in the election of directors.

     14. Governing Law; Validity. The interpretation, construction and performance of this Agreement shall be governed by and construed and enforced in accordance with the internal laws of the Commonwealth of Virginia without regard to the principle of conflicts of laws. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which other provisions shall remain in full force and effect.

     15. Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed to be an original and all of which together shall constitute one and the same instrument.

     16. Miscellaneous. No provision of this Agreement may be modified or waived unless such modification or waiver is agreed to in writing and signed by Executive and by a duly authorized officer of the Company. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. Failure by Executive or the Company to insist upon strict compliance with any provision of this Agreement or to assert any right Executive or the Company may have hereunder, including without limitation, the right of Executive to terminate employment for Good Reason, shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement. The rights of, and benefits payable to, Executive, his estate or his beneficiaries pursuant to this Agreement are in addition to any rights of, or benefits payable to, Executives, his estate or his beneficiaries under any other employee benefit plan or compensation program of the Company.

     IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by a duly authorized officer of the Company and Executive has executed this Agreement as of the day and year first above written.

                              BRENCO, INCORPORATED



                              By:


                              Title:


                              EXECUTIVE



                              Howard J. Bush

                              ___________________________________

                                             EXHIBIT 10.5

                 CHANGE IN CONTROL AGREEMENT



     THIS AGREEMENT is entered into as of the 22nd day of March, 1996 by and between Brenco, Incorporated, a Virginia corporation (the
"Company"), and Donald E. Fitzsimmons ("Executive").


                          RECITALS


     I. Executive currently serves as a key employee member of management of the Company and his services and knowledge are valuable to the Company.

     II. The Board (as defined in Section 1) has determined that it is in the best interests of the Company and its stockholders to secure Executive's continued services and to ensure Executive's continued dedication and objectivity in the event of any threat or occurrence of, or negotiation or other action that could lead to, or create the possibility of, a Change in Control (as defined in Section 1) of the Company, without concern as to whether Executive might be hindered or distracted by personal uncertainties and risks created by any such possible Change in Control, and to encourage Executive's full attention and dedication to the Company, the Board has authorized the Company to enter into this Agreement.

     NOW, THEREFORE, for and in consideration of the premises and the mutual covenants and agreements herein contained, the Company and Executive hereby agree as follows:

     1. Definitions. As used in this Agreement, the following terms shall have the respective meanings set forth below:

          (a)  "Board" means the Board of Directors of the Company.

          (b) "Cause" means (1) a material breach by Executive of the duties and responsibilities of Executive (other than as a result of incapacity due to physical or mental illness) which is demonstrably willful and deliberate on Executive's part, which is committed in bad faith or without reasonable belief that such breach is in the best interests of the Company and which is not remedied in a reasonable period of time after receipt of written notice from the Company specifying such breach or (2) the commission by Executive of a felony involving moral turpitude. Cause shall not exist unless and until the Company has delivered to Executive a copy of a resolution duly adopted by three-quarters of the Board at a meeting of the Board called and held for such purpose (after reasonable notice to Executive and an opportunity for Executive, together with his counsel, to be heard before the Board), finding that in the good faith opinion of the Board the Executive was guilty of the conduct set forth in this Section 1(b) and specifying the particulars thereof in detail.

          (c)  "Change in Control" means:

          (1) the acquisition by any individual, entity or group (a "Person"), including any "person" within the meaning of
Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), of beneficial ownership within the meaning of Rule 13d-3 promulgated under the Exchange Act, of twenty percent (20%) or more of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change in Control:
(A) any acquisition by the Company, (B) any acquisition directly from the Company, (C) any acquisition by, or benefit distribution from, an employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company, (D) any acquisition pursuant to any compensatory stock option or stock purchase plan for employees, (E) any acquisition by any corporation pursuant to a reorganization, merger or consolidation involving the Company, if, immediately after such reorganization, merger or consolidation, each of the conditions described in clauses (i), (ii) and (iii) of subsection (3) of this Section (1)(c) shall be satisfied, or (F) any acquisition by the Executive or any group of persons including the Executive; or (G) the acquisition by members of the Whitfield Family (as hereinafter defined), individually or collectively, of any direct or indirect beneficial ownership in addition to the individual or collective beneficial ownership of members of the Whitfield Family which exists on the date hereof; and provided further that, for purposes of clause (A), if any Person (other than the Company or any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company) shall become the beneficial owner of fifty percent (50%) or more of the Outstanding Company Common Stock or fifty percent (50%) or more of the Outstanding Company Voting Securities by reason of an acquisition by the Company and such Person shall, after such acquisition by the Company, become the beneficial owner of any additional shares of the Outstanding Company Common Stock or any additional Outstanding Voting Securities, such additional beneficial ownership shall constitute a Change in Control;

          (2) individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of such Board; provided, however, that any individual who becomes a director of the Company subsequent to the date hereof whose election, or nomination for election by the Company's stockholders, was approved by the vote of at least a majority of the directors then comprising the Incumbent Board shall be deemed to have been a member of the Incumbent Board; and provided further, that no individual who was initially elected as a director of the Company as a result of an actual or threatened election contest, as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act, or any other actual or threatened solicitation of proxies or consents by or on behalf of any Person other than the Board shall be deemed to have been a member of the Incumbent Board;

          (3) approval by the stockholders of the Company of a reorganization, merger or consolidation unless, in any such case, immediately after such reorganization, merger or consolidation, (i) more than fifty percent (50%) of the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and more than fifty percent (50%) of the combined voting power of the then outstanding securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals or entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation and in substantially the same proportions relative to each other as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities, as the case may be, (ii) no Person (other than the Company, any employee benefit plan (or related trust) sponsored or maintained by the Company or the corporation resulting from such reorganization, merger or consolidation (or any corporation controlled by the Company), or any Person which beneficially owned, immediately prior to such reorganization, merger or consolidation, directly or indirectly, twenty percent (20%) or more of the Outstanding Company Common Stock or the Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, twenty percent (20%) or more of the then outstanding shares of common stock of such corporation or twenty percent (20%) or more of the combined voting power of the then outstanding securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the Corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such reorganization, merger or consolidation; or

          (4) approval by the stockholders of the Company of (i) a plan of complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company other than to a corporation with respect to which, immediately after such sale or other disposition, (A) more than fifty percent (50%) of the then outstanding shares of common stock thereof and more than fifty percent (50%) of the combined voting power of the then outstanding securities thereof entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities immediately prior to such sale or other disposition and in substantially the same proportions relative to each other as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities, as the case may be, (B) no Person (other than the Company, any employee benefit plan (or related trust) sponsored or maintained by the Company or such corporation (or any corporation controlled by the Company), or any Person which beneficially owned, immediately prior to such sale or other disposition, directly or indirectly, twenty percent (20%) or more of the Outstanding Company Common Stock or the Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, twenty percent (20%) or more of the then outstanding shares of common stock thereof or twenty percent (20%) or more of the combined voting power of the then outstanding securities thereof entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors thereof were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition.

For purposes of Section 1(c)(1), "Whitfield Family" shall mean (I) Needham B. Whitfield and members of his "immediate family" (as that term is defined in Rule 16a-1(e) under the Exchange Act), (ii) Anne Whitfield Kenny and members of her immediate family, (iii) the Estate of Mildred F. Whitfield and (iv) and in each of the foregoing instances, their respective personal or legal representatives, executors, administrators, successors, heirs, distributees and legatees.

     Notwithstanding anything contained in the Agreement to the contrary, it is understood that the collective beneficial ownership of members of the Whitfield Family as of the date hereof shall not constitute, or be construed or deemed to constitute, a Change of Control.

     Furthermore, notwithstanding anything contained in this Agreement to the contrary, if Executive's employment is terminated prior to a Change in Control and Executive reasonably demonstrates that such termination was at the request of a third party who has indicated an intention or taken steps reasonably calculated to effect a Change in Control (a "Third Party") who effectuates a Change in Control, then for all purposes of this Agreement, the date of a Change in Control shall mean the date immediately prior to the date of such termination of Executive's employment.

          (d) "Company" means Brenco, Incorporated, a Virginia corporation.

          (e) "Date of Termination" means (1) the effective date on which Executive's employment by the Company terminates as specified in a prior written notice by the Company or Executive, as the case may be, to the other, delivered pursuant to Section 11 or (2) if Executive's employment by the Company terminates by reason of death, the date of death of Executive.

          (f) "Good Reason" means, without Executive's express written consent, the occurrence of any of the following events after a Change in Control:

          (1) (i)   the assignment to Executive of any duties
inconsistent in any material adverse respect with Executive's position(s), duties, responsibilities or status with the Company immediately prior to such Change in Control, (ii) a material adverse change in Executive's reporting responsibilities, titles or offices with the Company as in effect immediately prior to such Change in Control or (iii) any removal or involuntary termination of Executive from the Company otherwise than as expressly permitted by this Agreement or any failure to re-elect Executive to any position with the Company held by Executive immediately prior to such Change in Control;

          (2) a reduction by the Company in Executive's rate of annual base salary as in effect immediately prior to such Change in Control or as the same has been increased thereafter;

          (3) any requirement of the Company that Executive (i) be based anywhere more than thirty-five miles from the facility where Executive is located at the time of the Change in Control;

          (4) the failure of the Company to (i) continue in effect any employee benefit plan or compensation plan in which Executive is participating immediately prior to such Change in Control, unless Executive is permitted to participate in other plans providing Executive with substantially comparable benefits, or the taking of any action by the Company which would adversely affect Executive's participation in or materially reduce Executive's benefits under any such plan, (ii) provide Executive and Executive's dependents with welfare benefits (including, without limitation, medical, prescription, dental, disability, salary continuance, employee life, group life, accidental death and travel accident insurance plans and programs) in accordance with the most favorable plans, practices, programs and policies of the Company and its affiliated companies in effect for Executive immediately prior to such Change in Control,
(iii) provide fringe benefits in accordance with the most favorable plans, practices, programs and policies of the Company and its affiliated companies in effect for Executive immediately prior to such Change in Control, or (iv) provide Executive with paid vacation in accordance with the most favorable plans, policies, programs and practices of the Company and its affiliated companies as in effect for Executive immediately prior to such Change in Control; or

          (5) the failure of the Company to obtain the assumption agreement from any successor as contemplated in Section 10(b).

     In addition, a termination by Executive of his employment for any reason during the 30-day period immediately following the first anniversary of the date of commencement of the Termination Period shall be deemed to be termination by Executive for Good Reason. For purposes of this Agreement, any good faith determination of Good Reason made by Executive shall be conclusive; provided, however, that an isolated, insubstantial and inadvertent action taken in good faith and which is remedied by the Company promptly after receipt of notice thereof given by Executive shall not constitute Good Reason. Any event or condition described in this Section 1(f)(1) through (5) which occurs prior to a Change in Control, but was at the request of a Third Party who effectuates a Change in Control, shall constitute Good Reason following a Change in Control for purposes of this Agreement notwithstanding that it occurred prior to the Change in Control.

          (g) "Nonqualifying Termination" means a termination of Executive's employment (1) by the Company for Cause, (2) by Executive for any reason other than a Good Reason, (3) as a result of Executive's death, (4) by the Company due to Executive's absence from his duties with the Company on a full-time basis for at least one hundred eighty consecutive days as a result of Executive's incapacity due to physical or mental illness or (5) as a result of Executive's lawful mandatory retirement or (6) Executive's voluntary retirement pursuant to any retirement incentive plan of the Company. The parties hereto expressly understand and agree that a termination by Executive of his employment in accordance with the first sentence of the second paragraph of Section 1(f) shall be deemed to be a termination by the Executive for Good Reason and thus shall not be a Nonqualifying Termination.

          (h) "Pension Plan" means the Company's defined benefit pension plan currently known as the "Brenco Retirement Plan" or any successor plan and any other employee benefit plans of the Company that require any minimum period of employment as a condition to the receipt of retirement benefits thereunder.

          (i) "Termination Period" means the period of time beginning with a Change in Control and ending on the earliest to occur of (1) Executive's 62nd birthday, (2) Executive's death, and (3) two years following such Change in Control.

     2. Obligations of Executive. Executive agrees that in the event any person or group attempts a Change in Control, he shall not voluntarily leave the employ of the Company without Good Reason (a) until such attempted Change in Control terminates or (b) if a Change in Control shall occur, until ninety days following such Change in Control. For purposes of the foregoing subsection (a), Good Reason shall be determined as if a Change in Control had occurred when such attempted Change in Control became known to the Board.

     3.   Payments Upon Termination of Employment.

          (a) If during the Termination Period the employment of Executive shall terminate, other than by reason of a Nonqualifying Termination, then the Company shall pay to Executive (or Executive's beneficiary or estate) within thirty days following the Date of Termination, as compensation for services rendered to the Company:

          (1) a lump-sum cash amount equal to the sum of (i) Executive's full annual base salary from the Company and its affiliated companies through the Date of Termination, to the extent not theretofore paid, (ii) Executive's annual bonus in an amount at least equal to the greatest of (A) the average bonus (annualized for any fiscal year consisting of less than twelve full months or with respect to which Executive has been employed by the Company for less than twelve full months) paid or payable, including by reason of any deferral, to Executive by the Company and its affiliated companies in respect of the three fiscal years of the Company (or such portion thereof during which Executive performed services for the Company if Executive shall have been employed by the Company for less than such three fiscal year period) immediately preceding the fiscal year in which the Change in Control occurs, or (B) 50% of Executive's target bonus for the fiscal year in which the Change in Control occurs, or
(C) 50% of Executive's target bonus for the fiscal year in which Executive's Date of Termination occurs, multiplied by (D) a fraction, the numerator of which is the number of days in the fiscal year in which the Date of Termination occurs through the Date of Termination and the denominator of which is three hundred sixty-five or three hundred sixty-six, as applicable, and (iii) any compensation previously deferred by Executive other than pursuant to a tax-qualified plan (together with any interest and earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid; plus

          (2) a lump-sum cash amount equal to (i) one times Executive's highest annual rate of base salary from the Company and its affiliated companies in effect during the twelve-month period prior to the Date of Termination; provided, however, that in the event there are fewer than twelve whole months remaining from the Date of Termination to the date of Executive's 62nd birthday, the amount payable under this Section 3(a) (2) shall be calculated by multiplying the amount otherwise payable by a fraction the numerator of which is the number of months, including a partial month (with a partial month being expressed as a fraction the numerator of which is the number of days remaining in such month and the denominator of which is the number of days in such month), so remaining and the denominator of which is twelve; provided further, that any amount paid pursuant to this Section 3(a) (2) shall be paid in lieu of any other amount of severance relating to salary or bonus compensation to be received by Executive upon termination of employment of Executive under any severance plan, policy, employment agreement or arrangement of the Company; and provided further that in the event of a termination of employment during the 30-day period immediately following the first anniversary of the date of commencement of the Termination Period in accordance with the last paragraph of Section 1(f) hereof, the amount payable under this Section 3(a)(2) shall be reduced by one-half.

     (b) (1) In addition to the payments to be made pursuant to paragraph (a) of this Section 3, if on the Date of Termination other than by reason of a Nonqualifying Termination, Executive shall not be fully vested in his accrued benefit under the Pension Plan, the Company shall pay to Executive within thirty days following the Date of Termination a lump sum cash amount equal to the actuarial equivalent of his unvested accrued benefit under the Brenco Retirement Plan as of such date. Such lump sum cash amount shall be computed using the same actuarial methods and assumptions then in use for purposes of computing benefits under the Brenco Retirement Plan, provided that the interest rate used in making such computation shall not be greater than the interest rate permitted under Section 417(e) of the Internal Revenue Code of 1986, as amended (the "Code").

     (2)  In addition to the payments to be made pursuant to paragraph
(a) of this Section 3, if on the Date of Termination other than by reason of a Nonqualifying Termination, Executive shall not be fully vested in the employer contributions made on his behalf under any defined contribution plan of the Company, the Company shall pay to Executive within thirty days following the Date of Termination a lump sum cash amount equal to the value of the unvested portion of such employer contributions; provided, however, that if any payment pursuant to this Section 3(b) (2) may or would result in such payment being deemed a transaction which is subject to Section 16(b) of the Exchange Act, the Company shall make such payment so as to meet the conditions for an exemption from such Section 16(b) as set forth in the rules (and interpretative and no-action letters relating thereto) under Section 16 of the Exchange Act. The value of any such unvested employer contributions shall be determined as of the Date of

Termination; provided that for purposes of valuing common stock of the Company that may be a part of any such plan, if the common stock of the Company is traded on a national securities exchange or The Nasdaq National Market on the Date of Termination, the value of a share of common stock of the Company shall be the closing price on the national securities exchange or NASDAQ on the Date of Termination or, if such date is not a trading day, on the immediately preceding trading day.

          (3) For a period of one year commencing on the Date of Termination, the Company shall continue to keep in full force and effect (or otherwise provide) all policies of medical, accident, disability and life insurance with respect to Executive and his dependents with the same level of coverage, upon the same terms and otherwise to the same extent as such policies shall have been in effect immediately prior to the Date of Termination (or, if more favorable to Executive, immediately prior to the Change in Control), and the Company and Executive shall share the costs of the continuation of such insurance coverage in the same proportion as such costs were shared immediately prior to the Date of Termination.

          (c) If during the Termination Period the employment of Executive shall terminate by reason of a Nonqualifying Termination, then the Company shall pay to Executive within thirty days following the Date of Termination, a cash amount equal to the sum of (1) Executive's full annual base salary from the Company through the Date of Termination, to the extent not theretofore paid and (2) any compensation previously deferred by Executive other than pursuant to a tax-qualified plan (together with any interest and earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid.

     4. Excise Tax Limitation. (a) Notwithstanding anything contained in this Agreement or any other agreement or plan to the contrary, the payments and benefits provided to, or for the benefit of, Executive under this Agreement or under any other plan or agreement which became payable or are taken into account as a result of the Change in Control (the "Payments") shall be reduced (but not below zero) to the extent necessary so that no payment to be made, or benefit to be provided, to Executive or for his benefit under this Agreement or any other plan or agreement shall be subject to the imposition of an excise tax under Section 4999 of the Code (such reduced amount is hereinafter referred to as the "Limited Payment Amount"). Unless Executive shall have given prior written notice specifying a different order to the Company, the Company shall reduce or eliminate the Payments to Executive by first reducing or eliminating those payments or benefits which are not payable in cash and then by reducing or eliminating cash payments, in each case in reverse order beginning with payments or benefits which are to be paid the farthest in time from the Determination (as hereinafter defined). Any notice given by Executive pursuant to the preceding sentence shall take precedence over the provisions of any other plan, arrangement or agreement governing Executive's rights and entitlements to any benefits or compensation.

          (b)  All determinations required to be made under this
Section 4 shall be made by the Company's public accounting firm (the "Accounting Firm"). The Accounting Firm shall provide its calculations, together with detailed supporting documentation, both to the Company and Executive within fifteen days after the receipt of notice from the Company that there has been a Payment (or at such earlier times as is requested by the Company) and, with respect to any Limited Payment Amount, a reasonable opinion to Executive that he is not required to report any excise tax on his federal income tax return with respect to the Limited Payment Amount (collectively, the "Determination"). In the event that the Accounting Firm is serving as an accountant or auditor for the individual, entity or group effecting the Change in Control, Executive shall appoint another nationally recognized public accounting firm to make the determination required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees, costs and expenses (including, but not limited to, the costs of retaining experts) of the Accounting Firm shall be borne by the Company. The Determination by the Accounting Firm shall be binding upon the Company and Executive (except as provided in paragraph (c) below).

          (c) If it is established pursuant to a final determination of a court or an Internal Revenue Service (the "IRS") proceeding which has been finally and conclusively resolved, that Payments have been made to, or provided for the benefit of, Executive by the Company, which are in excess of the limitations provided in Section 4 (hereinafter referred to as an "Excess Payment"), such Excess Payment shall be deemed for all purposes to be a loan to Executive made on the date Executive received the Excess Payment and Executive shall repay the Excess Payment to the Company on demand, together with interest on the Excess Payment at the applicable federal rate (as defined in Section 1274(d) of the Code) from the date of Executive's receipt of such Excess Payment until the date of such repayment. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the Determination, it is possible that Payments which will not have been made by the Company should have been made (an "Underpayment"), consistent with the calculations required to be made under this Section 4. In the event that it is determined (i) by the Accounting Firm, the Company (which shall include the position taken by the Company, or together with its consolidated group, on its federal income tax return) or the IRS or (ii) pursuant to a determination by a court, that an Underpayment has occurred, the Company shall pay an amount equal to such Underpayment to Executive within ten days of such determination together with interest on such amount at the applicable federal rate from the date such amount would have been paid to Executive until the date of payment.

     5. Withholding Taxes. The Company may withhold from all payments due to Executive (or his beneficiary or estate) hereunder all taxes which, by applicable federal, state, local or other law, the Company is required to withhold therefrom.

     6. Reimbursement of Expenses. If any contest or dispute shall arise under this Agreement involving termination of Executive's employment with the Company or involving the failure or refusal of the Company to perform fully in accordance with the terms hereof, the

Company shall reimburse Executive, on a current basis, for all legal fees and expenses, if any, incurred by Executive in connection with such contest or dispute, subject to the conditions set forth in the following sentences, together with interest in an amount equal to the prime rate of Crestar Bank from time to time in effect, but in no event higher than the maximum legal rate permissible under applicable law, such interest to accrue from the date the Company receives Executive's statement for such fees and expenses through the date of payment thereof. The Company shall have no obligation to reimburse Executive for legal fees and expenses pursuant to this Section 6 in the event that a court of competent jurisdiction ultimately determines that Executive's position asserted in any contest or dispute litigated by Executive was without merit. Executive hereby agrees that, in the event of such a determination, Executive will repay the Company the amount of any legal fees or expenses advanced by the Company to Executive prior to such determination.

     7. Termination of Agreement. (a) This Agreement shall be effective on the date hereof and shall continue until terminated by the Company as provided in paragraph (b) of this Section 7; provided, however, that this Agreement shall terminate in any event upon the first to occur of (i) Executive's 62nd birthday, (ii) Executive's death or (iii) termination of Executive's Employment with the Company prior to a Change in Control (except as otherwise provided hereunder).

          (b) The Company shall have the right prior to a Change in Control, in its sole discretion, pursuant to action by the Board, to approve the termination of this Agreement, which termination shall not become effective until the date fixed by the Board for such termination, which date shall be at least one hundred twenty days after notice thereunder is given by the Company to Executive in accordance with Section 11; provided, however, that no such action shall be taken by the Board during any period of time when the Board has knowledge that any person has taken steps reasonably calculated to effect a Change in Control until, in the opinion of the Board, such person has abandoned or terminated its efforts to effect a Change in Control; and provided, further, that in no event shall this Agreement be terminated without the consent of Executive following a Change in Control.

     8. Scope of Agreement. Nothing in this Agreement shall be deemed to entitle Executive to continued employment with the Company or its subsidiaries, and if Executive's employment with the Company shall terminate prior to a Change in Control, Executive shall have no further rights under this Agreement; provided, however, that any termination of Executive's employment during the two-year period following a Change in Control shall be subject to all of the provisions of this Agreement.

     9. Confidential Information. Executive shall hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies, and their respective businesses, which shall have been obtained by Executive during Executive's employment by the Company or any of its affiliated companies and which shall not be or become public knowledge (other than by acts by

Executive or representatives of Executive in violation of this Agreement). After termination of Executive's employment with the Company, Executive shall not, without the prior written consent of the Company, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it. In no event shall an asserted violation of the provisions of this Section 9 constitute a basis for deferring or withholding any amounts otherwise payable to Executive under this Agreement.

     10.  Successors; Binding Agreement.

          (a) This Agreement shall not be terminated by any merger or consolidation of the Company whereby the Company is or is not the surviving or resulting corporation or as a result of any transfer of all or substantially all of the assets of the Company. In the event of any such merger, consolidation or transfer of assets, the provisions of this Agreement shall be binding upon the surviving or resulting corporation or the person or entity to which such assets are transferred.

          (b) The Company agrees that concurrently with any merger, consolidation or transfer of assets referred to in paragraph (a) of this Section 10, it will cause any successor or transferee unconditionally to assume, by written instrument delivered to Executive (or his beneficiary or estate), all of the obligations of the Company hereunder. Failure of the Company to obtain such assumption prior to the effectiveness of any such merger, consolidation or transfer of assets shall be a breach of this Agreement and shall constitute Good Reason hereunder and shall entitle Executive to compensation and other benefits from the Company in the same amount and on the same terms as Executive would be entitled hereunder if Executive's employment were terminated following a Change in Control other than by reason of a Nonqualifying Termination. For purposes of implementing the foregoing, the date on which any such merger, consolidation or transfer becomes effective shall be deemed the date Good Reason occurs, and shall be the Date of Termination if requested by Executive.

          (c) This Agreement shall inure to the benefit of and be enforceable by Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If Executive shall die while any amounts would be payable to Executive hereunder had Executive continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to such person or persons appointed in writing by Executive to receive such amounts or, if no person is so appointed, to Executive's estate.

     11. Notice. (a) For purposes of this Agreement, all notices and other communications required or permitted hereunder shall be in writing and shall be deemed to have been duly given when delivered or five days after deposit in the United States mail, certified and return receipt requested, postage prepaid, addressed as follows:

If to Executive:

________________
________________
________________
________________

If to the Company:

Brenco, Incorporated
Suite 201
One Park West Circle
Midlothian, VA 23113
Attn: Corporate Secretary

or to such other address as either party may have furnished to the other in writing in accordance therewith, except that notices of change of address shall be effective only upon receipt.

          (b) A written notice of Executive's Date of Termination by the Company or Executive, as the case may be, to the other, shall (i) indicate the specific termination provision in this Agreement relied upon, (ii) to the extent applicable, set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated and (iii) specify the Termination Date (which date shall be not less than fifteen days after the giving of such notice). The failure by Executive or the Company to set forth in such notice any fact or circumstance which contributes to a showing of Good Reason or Cause shall not waive any right of Executive or the Company hereunder or preclude Executive or the Company from asserting such fact or circumstance in enforcing Executive's or the Company's rights hereunder.

     12. Full Settlement; Resolution of Disputes. (a) The Company's obligation to make any payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against Executive or others. In no event shall Executive be obligated to seek other employment or take other action by way of mitigation of the amounts payable to Executive under any of the provisions of this Agreement and, such amounts shall not be reduced whether or not Executive obtains other employment.

          (b) If there shall be any dispute between the Company and Executive in the event of any termination of Executive's employment, then, unless and until there is a final, nonappealable judgment by a court of competent jurisdiction declaring that such termination was for Cause, that the determination by Executive of the existence of Good Reason was not made in good faith, or that the Company is not otherwise obligated to pay any amount or provide any benefit to Executive and his dependents or other beneficiaries, as the case may be, under paragraphs (a) and (b) of Section 3, the Company shall pay all amounts, and provide all benefits, to Executive and his dependents or other beneficiaries, as the case may be, that the Company would be required to pay or provide pursuant to paragraphs (a) and (b) of
Section 3 as though such termination were by the Company without Cause or by Executive with Good Reason; provided, however, that the Company shall not be required to pay any disputed amounts pursuant to this paragraph except upon receipt of an undertaking by or on behalf of Executive to repay all such amounts to which Executive is ultimately adjudged by such court not to be entitled.

     13. Employment with Subsidiaries. Employment with the Company for purposes of this Agreement shall include employment with any corporation or other entity in which the Company has a direct or indirect ownership interest of 50% or more of the total combined voting power of the then outstanding securities of such corporation or other entity entitled to vote generally in the election of directors.

     14. Governing Law; Validity. The interpretation, construction and performance of this Agreement shall be governed by and construed and enforced in accordance with the internal laws of the Commonwealth of Virginia without regard to the principle of conflicts of laws. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which other provisions shall remain in full force and effect.

     15. Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed to be an original and all of which together shall constitute one and the same instrument.

     16. Miscellaneous. No provision of this Agreement may be modified or waived unless such modification or waiver is agreed to in writing and signed by Executive and by a duly authorized officer of the Company. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. Failure by Executive or the Company to insist upon strict compliance with any provision of this Agreement or to assert any right Executive or the Company may have hereunder, including without limitation, the right of Executive to terminate employment for Good Reason, shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement. The rights of, and benefits payable to, Executive, his estate or his beneficiaries pursuant to this Agreement are in addition to any rights of, or benefits payable to, Executives, his estate or his beneficiaries under any other employee benefit plan or compensation program of the Company.

     IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by a duly authorized officer of the Company and Executive has executed this Agreement as of the day and year first above written.

                              BRENCO, INCORPORATED



                              By:


                              Title:


                              EXECUTIVE



                              Donald E. Fitzsimmons

                              ___________________________________

                                             EXHIBIT 10.6

                    BRENCO, INCORPORATED
                 1987 Restricted Stock Plan
      As Amended and Restated Effective March 22, 1996

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

Section 2.  Definitions

     Whenever used herein, the following terms shall have the meanings set forth below:

       (a)    "Board"  means  the  Board  of  Directors   of   Brenco,
Incorporated.

      (b) "Change in Control" means the occurrence of a "Change in Control" as defined in the Change in Control Agreements entered into by the Company with certain Employees dated as of March 22, 1996, as amended from time to time.

      (c) "Committee" means a Committee of the Board consisting of three or more members of the Board who are not, and who have not been at any time within one year prior to appointment to the Committee, eligible to receive Stock under the Plan, or Stock, stock options, or stock appreciation rights under another company plan.

       (d)    "Company"   means  Brenco,  Incorporated,   a   Virginia
corporation, as well as any subsidiary more than 50% of whose total combined voting stock of all classes is owned by Brenco, Incorporated either directly or through one or more of its subsidiaries.

      (e) "Employee" means any key executive in charge of a principal division, business unit, or department of the Company, and any other individual who performs similar managerial and professional functions for the Company.

      (f) "Grantee" means an Employee who shall have received a grant of restricted Stock under the Plan.

      (g) "Period of Restriction" means the period during which the transfer of shares of restricted Stock granted under the Plan is restricted pursuant to Section 7 hereof.

      (h) "Stock" means the Common Stock, par value of $1.00 per share, of the Company.

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

Section 11.  Change in Control

     In the event of a Change in Control, all restrictions shall lapse on shares of restricted Stock which have been granted under the Plan, and thereafter such shares shall be freely transferable by the Grantee, subject to applicable federal and state securities laws.

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

                                        EXHIBIT 10.7

                    BRENCO, INCORPORATED
                   1988 STOCK OPTION PLAN
      As Amended and Restated Effective March 22, 1996

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

     1.2  "Board" means the Board of Directors of Brenco.

     1.3 "Change in Control" means the occurrence of a "Change in Control" as defined in the Change in Control Agreements entered into by the Company with certain employees of the Company as of March 22, 1996, as amended from time to time.

     1.4  "Code" means the Internal Revenue Code of 1986, as amended.

     1.5 "Committee" means a committee, consisting of not less than three persons appointed by the Board to administer the Plan. No member of the Committee shall be eligible to participate, and no person shall become a member of the Committee if, within one year prior thereto, he shall have been eligible to participate in the Plan or in any other plan of Brenco or any Subsidiary entitling the participants therein to acquire Options or SARs of Brenco. A majority of the members of the Committee shall constitute a quorum, and all actions of the Committee shall be taken by a majority of those members voting.

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

     1.6  "Common Stock" means the Common Stock of Brenco.

     1.7  "Brenco" means Brenco, Incorporated, a Virginia Corporation.

     1.8 "Fair Market Value" means, on any given date, the closing sales price of Common Stock as quoted in the NASDAQ National Market System, on the date in question if it is a trading date, or if not, on the first trading day prior to such day. If the Common Stock is not quoted in the NASDAQ National Market System, Fair Market Value shall mean the mean between the closing bid and asked prices as reported by NASDAQ on the date in question if it is a trading date, or if not, the first trading date prior to such day. If either such valuation method is inapplicable for any reason, the Fair Market Value shall be determined by the Committee using any reasonable method in good faith.

     1.9 "Grant Date" means the date as of which an Option or SAR is granted under the Plan.

     1.10 "Incentive Stock Option" means an Option that qualifies as an Incentive Stock Option under Section 422A of the Code.

     1.11 "Non Qualified Stock Option" means an Option which is not an Incentive Stock Option.

     1.12 "Option" means the right of the holder to purchase from Brenco a stated number of shares of Common Stock at the price set forth in an Agreement, which right shall be designated as either an Incentive Stock Option or Non Qualified Stock Option.

     1.13 "Participant" means an employee of Brenco or a Subsidiary, including an employee who is a member of the Board, who satisfies the requirements of Paragraph 3 and is selected by the Committee to receive an Option.

     1.14 "Plan" means Brenco, Incorporated 1988 Stock Option Plan.

     1.15 "SAR" means a stock appreciation right (which may be granted only in conjunction with an Option) that entitles the holder to receive, with respect to each share of Common Stock encompassed by the exercise of such SAR, the increase in the Fair Market Value of such shares to be payable in shares of Common Stock, subject to such limitations in amounts as the Committee may designate in the Agreement.

     1.16 "Subsidiary" means any corporation at least 50% of the total combined voting power of which is owned by Brenco, either directly or through one or more of its Subsidiaries, within the meaning of Section 425(f) of the Code and rules and regulations thereunder.

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

     (h) Notwithstanding Section 6(d) hereof, in the event a Change in Control occurs, any Option which has been held at least 6 months from its Grant Date shall become immediately exercisable in whole or in part.

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

                                             EXHIBIT 10.8

                    BRENCO, INCORPORATED

             EXECUTIVE RETIREMENT INCENTIVE PLAN

        Amended and Restated Effective March 22, 1996


      Brenco, Incorporated (the "Company"), hereby amends and restates the Brenco, Incorporated Executive Retirement Incentive Plan which was originally adopted effective January 1, 1995 (the "Plan"), effective March 22, 1996.

     1.   Definitions.

      A. "Actuarial Value" - means "Actuarial Value" as defined in the Retirement Plan.

      B. "Average Compensation" - means "Average Compensation" as defined in the Retirement Plan except that, for purposes of the Plan, Average Compensation shall include 100% of any bonuses, commissions or other cash incentives received by a Participant instead of 75% as prescribed in the Retirement Plan, and shall be determined without regard to the "Compensation Limit" contained in the Plan.

     C. "Base Benefit" - means an amount equal to three percent (3%) of a Participant's Average Compensation multiplied by his Years of Benefit Service, up to a maximum of 20 years, determined at the time that benefit payments commence under the Plan.

      D. "Change In Control" - means the occurrence of a "Change In Control" as defined in the Change In Control Agreements entered into by the Company and referenced on Addendum A attached hereto, as amended from time to time.

     E. "Committee" - means the Compensation Committee of the Board of Directors of the Employer.

      F. "Employer" - means Brenco, Incorporated and any of its affiliates.

      G. "Offset Benefit" - means an amount equal to the sum of (i) the single life annuity retirement benefit which would be payable to the

      Participant under the Retirement Plan, and (ii) the benefits which a Participant would be entitled to receive under the Social Security Act at age 62, both of which to be determined as of the time that benefit payments commence under the Plan on the same basis (i.e. monthly or annual) that the Base Benefit is computed.

     H.   "Normal Retirement Age" - means age 62.

      I. "Participant" - means an employee designated by the Committee as eligible to participate in the Plan. Except as may be provided in Addendum A attached hereto, the Committee may at any time terminate an employee's designation as a Participant, in which case such employee's "Base Benefit" will be frozen, but his "Offset Benefit" may continue to increase. A Participant shall cease being a Participant in the event that his employment terminates prior to his attaining age 55 other than on account of his death or disability or as provided in Addendum A attached hereto.

     J.   "Plan Administrator" - means Brenco, Incorporated.

     K.   "Plan Year" - means the calendar year.

     L.   "Retirement Plan" - means the Brenco Retirement Plan.

      M. "Trust" - means the Trust established by the Employer pursuant to Section 14 of the Plan.

      N. "Year of Vesting Service" - means "Year of Vesting Service" as determined under the Retirement Plan for vesting purposes.

      O. "Year of Benefit Service" - means "Year of Benefit Service" as determined under the Retirement Plan for benefit accrual purposes.

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

      4.   Eligibility and Participation.  The Committee may from time to time
select employees who shall participate in the Plan. In selecting employees the Committee shall consider the position and responsibilities of the eligible employees, the total cash compensation and value of their services to the Company, and such other factors as the Committee deems pertinent.

      5. Eligibility for Retirement Incentive Benefit Payments and Computation of Benefit Amount. In order for a Participant to be eligible to receive the Retirement Incentive Benefit described below, except as provided in Sections 7, 8 and 9 below, and Addendum A attached hereto, he must (a) retire before the first day of the calendar quarter next following the date on which he attains the Normal Retirement Age, (b) have at least five (5) Years of Vesting Service on the date that he retires, and (c) be at least fifty five
(55) years old on the date that he retires.

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

     If Retirement Incentive Benefit payment commence before the first day of the calendar quarter next following the date that the Participant attains the Normal Retirement Age, the Retirement Incentive Benefit payment shall be reduced in accordance with the table set forth below:

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

      *adjusted on a monthly basis for payments which commence between birthdates.

      After taking into account the reduction described above, if any, the Retirement Incentive Benefit shall be paid in such form as the Participant elects among the forms of payment available under the Retirement Plan; provided, however, that such payments will be reduced, in accordance with computations made by an actuary engaged by the Plan Administrator, in the event that the benefit is paid in any form other than a Single Life Annuity for the life of the Participant.

     7. Payments Following a Participant's Disability. In the event that a Participant's employment terminates on account of his disability, as defined in the Retirement Plan, before benefit payments have commenced pursuant to Section 6 above, Retirement Incentive Benefit Payments will commence on the date that benefit payments are first made to the Participant under the Retirement Plan.

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

      If  the  Participant dies after attaining age  55,  the  benefit payable hereunder, if any, will commence on the first day of the calendar month immediately following the month in which the Participant dies.

      If the Participant dies prior to attaining age 55, the benefit payable hereunder, if any, will commence on the first day of the calendar month immediately following the month in which the Participant would have attained age 55 had he survived.

      10. Cash-Out Provision. In the event that the present value of any benefit payable under this Plan, as determined by an actuary engaged by the Plan Administrator for this purpose, is $20,000 or less, such present value shall be paid to the Participant, his spouse and/or his designated beneficiary as the case may be, in a single lump sum payment as soon as practicable after such determination is made.

     11. Non-Compete Provision. The continuation of benefit payments under the Plan will cease, and the right to all future payments under the Plan will be forfeited, if the Participant, without the written consent of the Company directly or indirectly enters into or in any manner takes part in any business, profession or other endeavor which shall be in competition with the business of the Company, either as an employee, agent, independent contractor, owner or otherwise in any state or foreign country in which the Company is conducting business.

       12.   Limitation  on  Benefits.   No  Participant,  spouse   or
beneficiary shall have any right to receive benefits under the Plan prior to the termination of the Participant's employment.

           Except as provided in Addendum A attached hereto, in the event that a Participant's employment terminates (i) before he attains the age of fifty five (55) for any reason other than his death or disability, or (ii) on or after the first day of the calendar quarter next following the date that he attains the Normal Retirement Age, or in the event that a Participant breaches the noncompete provision in paragraph 11, all rights of the Participant, his spouse and/or his beneficiary shall be forfeited and all obligations of the Company to make payments or further payments under the Plan shall cease.

           The Plan shall not give the Participant, his spouse, his beneficiary or anyone else any right or claim to specific assets of the Company, regardless of whether the Company establishes a separate account or otherwise provides for funding its liability hereunder.

           The Plan may be modified or amended by the Company at any time, provided however, the benefits payable to any Participant under the Plan determined as of the time of such modification or amendment, and the benefit rights granted and the benefits potentially payable after a Change In Control as provided in Addendum A attached hereto, shall not be reduced by such modification or amendment unless such Participant consents in writing to such reduction.

      13. Waiver of Vesting and Benefit Accrual Limitations. The Committee may, in its sole discretion, waive, modify or amend all or any portion of the provisions of the Plan that have the effect of limiting the amount or the timing of payments that are to be made under the Plan. Such action by the Committee may be made on a case by case basis or may be made with respect to all Participants.

      14. Establishment of Trust. On or before May 1, 1996, the Company shall establish the Trust, in the form attached hereto as Exhibit A, to fund Retirement Incentive Benefits under the Plan.

      15. Change In Control Provisions. In the event that there is a Change In Control, the provisions of the Plan shall be modified in accordance with the provisions set forth in Addendum A attached hereto.

     16.  Miscellaneous Provisions.

           (a) The Plan shall be governed by the laws of the Commonwealth of Virginia.

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

           IN WITNESS WHEREOF, the Plan has been duly amended and restated as of the 22nd day of March, 1996.

                    Brenco, Incorporated
                    By ________________________

                         ADDENDUM A
                CHANGE IN CONTROL PROVISIONS
     1. Change In Control Agreements. For purposes of this Addendum A, the Change In Control Agreements entered into by the Company and referenced in paragraph D of Section 1 of the Plan are those Change In Control Agreements dated as of March 22, 1996 for the following Participants (the "Listed Participants"):

               Jacob M. Feichtner
               Donald Fitzsimmons
               Robert V. Lawrence
               J. Craig Rice

      2. Additional Rights after a Change In Control. In the event that a Change In Control occurs, the following provisions will apply in determining the entitlement to and payment of benefits under the Plan for or with respect to the Listed Participants.

     A. Listed Participant's Continued Participation. The Committee may not terminate a Listed Participant's designation as Participant.

      B. Additional Years of Benefit Service and Elimination of Benefit Reduction for Early Retirement for Jacob M. Feichtner. In the event that the employment of Jacob M. Feichtner ("Feichtner") terminates on or before June 30, 1999 and within two years after the occurrence of the Change In Control and such termination of employment is not a "Nonqualifying Termination" as defined in the Change In Control Agreement between the Company and Feichtner dated as of March 22, 1996, then the following shall apply:

           (1) His Years of Benefit Service shall be determined as if his employment terminated on June 30, 1999.

           (2) The Offset Benefit attributable to the Retirement Plan shall be calculated with the reduction for payment prior to age 62 under the Retirement Plan (determined as though his accrued benefit under the Retirement Plan commenced on the first day of the calendar quarter next following the date of his termination of employment) before it is subtracted from the Base Benefit to determine the amount of the Retirement Incentive Benefit.

           (3)   The Retirement Incentive Benefit payable to him shall
not   be  reduced in accordance with the reduction for payment  before
Normal Retirement Age provisions of Section 6 of the Plan.

      C. Elimination of Benefit Reduction for Early Retirement for Robert V. Lawrence. In the event that the employment of Robert V. Lawrence ("Lawrence") terminates on or before March 31, 2000 and within two years after the occurrence of the Change In Control and such termination of employment is not a "Nonqualifying Termination" as defined in the Change In Control Agreement between the Company and Lawrence dated as of March 22, 1996, then the following shall apply:

           (1) The Offset Benefit attributable to the Retirement Plan shall be calculated with the reduction for payment prior to age 62 under the Retirement Plan (determined as though his accrued benefit under the Retirement Plan commenced on the first day of the calendar quarter next following the date of his termination of employment) before it is subtracted from the Base Benefit to determine the amount of the Retirement Incentive Benefit.

           (2) The Retirement Incentive Benefit payable to him shall not be reduced in accordance with the reduction for payment before Normal Retirement Age provisions of Section 6 of the Plan.

      D. Acceleration of Vesting and Other Rights for J. Craig Rice. In the case of J. Craig Rice ("Rice"), if he terminates before the first day of the calendar quarter next following the date on which he attains the Normal Retirement Age, then the following shall apply:

           (1) The age and service eligibility requirements set forth in Sections 5 of the Plan and the forfeiture on termination of employment rule set forth in Section 12 of the Plan shall be waived.

           (2)   He  shall  be  eligible  to  receive  his  Retirement
Incentive Benefit at the later of age 55 or his termination of employment (or any earlier date permitted in the event of his disability) if then alive.

           (3) If he dies (whether before or after his termination of employment) before his benefit payments under the Plan have commenced to him, his spouse or other beneficiary shall be entitled to receive such death benefits as may then be provided to them under Sections 8 and 9 of the Plan.

           (4) The non-competition provisions of Section 11 of the Plan shall apply to him only if he voluntarily resigns other than for "Good Reason" as defined in the Change In Control Agreement between the Company and Rice dated as of March 22, 1996 (but determined without regard to the first sentence of the second paragraph of Section 1(f) of the Change In Control Agreement which provides for a 30-day window after the first anniversary of the Change In Control during which his voluntarily termination will be deemed Good Reason).

      E. Acceleration of Vesting and Other Rights for Donald Fitzsimmons. In the case of Donald Fitzsimmons ("Fitzsimmons"), if he terminates before the first day of the calendar quarter next following the date on which he attains the Normal Retirement Age, then the following shall apply:

           (1) The age and service eligibility requirements set forth in Sections 5 of the Plan and the forfeiture on termination of employment rule set forth in Section 12 of the Plan shall be waived.

           (2)   He  shall  be  eligible  to  receive  his  Retirement
Incentive Benefit at the later of age 55 or his termination of employment (or any earlier date permitted in the event of his disability) if then alive.

           (3)  If he dies (whether before or after his termination of
employment)  before  his benefit payments  under  the  Plan       have
commenced to him, his spouse or other beneficiary shall be entitled to receive such death benefits as may then be provided to them under Sections 8 and 9 of the Plan.

           (4) The non-competition provisions of Section 11 of the Plan shall apply to him only if he voluntarily resigns other than for "Good Reason" as defined in the Change In Control Agreement between the Company and Fitzsimmons dated as of March 22, 1996 (but determined without regard to the first sentence of the second paragraph of
Section 1(f) of the Change In Control Agreement which provides for a 30-day window after the first anniversary of the Change In Control during which his voluntarily termination will be deemed Good Reason).

      3. Requirement to Fully Fund the Trust. Within ninety (90) days following the date that a Change In Control occurs, the Company shall contribute to the Trust an amount equal to the unfunded actuarial liability of the Plan, determined in accordance with sound actuarial principles as of the date that such Change In Control occurs. On or before March 31 of each year following the year in which a Change In Control occurs, the Company shall contribute to the Trust an amount equal to the unfunded actuarial liability of the Plan as of the December 31 next preceding.

                                   EXHIBIT 10.9


                     TRUST AGREEMENT FOR
  BRENCO, INCORPORATED EXECUTIVE RETIREMENT INCENTIVE PLAN


      THIS TRUST AGREEMENT, made and entered into this 31st of May, 1996, by and between BRENCO, INCORPORATED, a Virginia corporation, (hereinafter called the "Employer") and CRESTAR BANK of Richmond, Virginia (hereinafter called the "Trustee").


                         WITNESSETH:

      THAT WHEREAS, the Employer has established a non-qualified incentive retirement plan known as the Brenco, Incorporated Executive Retirement Incentive Plan (the "Plan").

      WHEREAS, the Employer has incurred or expects to incur liability
under   the  terms  of  the  Plan  with  respect  to  the  individuals participating in the Plan;

      WHEREAS, the Employer wishes to establish a trust (hereinafter called "Trust") and to contribute to the Trust assets that shall be held therein, subject to the claims of the Employer's creditors in the event the Employer is Insolvent, as herein defined, until paid to Plan participants and their beneficiaries in such manner and at such times as specified in the Plan;

     WHEREAS, it is the intention of the parties that this Trust shall constitute an unfunded arrangement and shall not affect the status of the Plan as an unfunded plan maintained for the purpose of providing deferred compensation for a select group of management or highly compensated employees for purposes of Title I of the Employee Retirement Income Security Act of 1974, as amended (the "Act");

       WHEREAS,  it  is  the  intention  of  the  Employer   to   make
contributions to the Trust to provide itself with a source of funds to assist it in the meeting of its liabilities under the Plan;

      NOW, THEREFORE, the parties do hereby establish the Trust and agree that the Trust shall be comprised, held and disposed of as follows:


1.  Establishment of Trust Fund and Funding.

(a) The Employer hereby deposits with the Trustee in trust the sum of $100, which shall become the principal of the Trust to be held, administered and disposed of by the Trustee as provided in this Trust Agreement.

(b) The Trust hereby established is revocable by the Employer, provided, however, that it shall become irrevocable upon a Change In Control, as defined herein.

(c) The Trust is intended to be a grantor trust, of which the Employer is the grantor, within the meaning of subpart E, part I, subchapter J, chapter 1, subtitle A (that is, Section 671 et seq.) of the Code, and shall be construed accordingly.

(d) The principal of the Trust and any earnings thereon shall be held separate and apart from other funds of the Employer and shall be used exclusively for the uses and purposes of Plan participants and general creditors as herein set forth. Plan participants and their beneficiaries shall have no preferred claim on, or any beneficial ownership or security interest in, any assets of the Trust. Any rights created under the Plan and this Trust Agreement shall be mere unsecured contractual rights of Plan participants and their beneficiaries against the Employer. Any assets held by the Trust will be subject to the claims of the Employer's general creditors under federal and state law in the event of the Employer is Insolvent, as defined in Section 3(a) herein.

 (e) During the existence of the Trust, the Employer at least annually based on its fiscal year and in one or more payments as determined by it shall be obligated to make additional deposits of cash or other property in trust with the Trustee to augment the principal to be held, administered and disposed of by the Trustee as provided in this Trust Agreement in an amount equal to the "annual deposit amount". For purposes hereof:

           (1) The "annual deposit amount" for a fiscal year is equal to (A) minus (B) plus (C), as follows:

                (A) the amount accrued by the Employer on its financial statements in accordance with generally accepted accounting principles as its annual expense for its obligations under the Plan
(currently the "net periodic pension cost" as defined in Financial Accounting Standards Board Statement of Financial Accounting Standards No. 87 - Employers' Accounting for Pensions),

                (B) the investment earnings, realized and unrealized, of the Trust for the year, and

                (C) the expenses (exclusive of benefit payments to Plan participants and beneficiaries) paid by the Trust during the year.

           (2) The Employer shall make such additional contributions to the Trust as may be required by the Plan.

           (3) The Trustee shall not be required to determine the amount of the Employer's contribution for any year or to enforce the duty of the Employer to make such contributions; but the Trustee shall provide the Employer with such information as it may reasonably require to determine the amount of its contribution.

           (4) The Trustee shall have, but is not required to exercise, and each Plan participant or beneficiary shall have, the right to compel such additional deposits.

(f) The Employer, in its sole discretion, may at any time, or from time to time, make additional deposits of cash or other property in trust with the Trustee to augment the principal to be held, administered and disposed of by the Trustee as provided in this Trust Agreement. Neither the Trustee nor any Plan participant or beneficiary shall have any right to compel such additional deposits.


2.  Payments to Plan Participants and Their Beneficiaries.

(a) The entitlement of a Plan participant or his or her beneficiaries to benefits under the Plan shall be determined by the Committee pursuant to the applicable Plan provisions and any claim for such benefits shall be considered and reviewed under the procedures set out in the Plan.

(b) The Committee shall deliver to the Trustee a schedule (the "Payment Schedule") that indicates the amounts payable in respect of each Plan participant (and his or her beneficiaries), that provides a formula or other instructions acceptable to the Trustee for determining the amounts so payable, the form in which such amount is to be paid (as provided for or available under the Plan), and the time of commencement for payment of such amounts. Except as otherwise provided herein, the Trustee shall make payments to the Plan participants and their beneficiaries in accordance with such Payment Schedule.

(c) In lieu of payment by the Trust, the Employer may make payment of benefits directly to Plan participants or their beneficiaries as they become due under the terms of the Plan. The Employer shall notify the Trustee of its decision to make payment of benefits directly prior to the time amounts are payable to Plan participants or their beneficiaries and shall notify the Trustee of the time and amount of payment when such payment is actually made.

(d) If the principal of the Trust, and any earnings thereon, are not sufficient to make payments of benefits in accordance with the terms of the Plan, the Employer shall make the balance of each such payment as it falls due. The Trustee shall notify the Employer where principal and earnings are not sufficient.

(e) The Administrative Committee shall make provision for the reporting and withholding of any federal, state or local taxes that may be required to be withheld with respect to the payment of benefits from the Trust pursuant to the terms of the Plan and shall pay or cause to be paid amounts withheld to the appropriate taxing authorities or determine that such amounts have been reported, withheld and paid by the Employer or, if agreed to by the Trustee, the Trustee. When tax withholding is required, unless otherwise agreed to by the Trustee, the Trustee shall make the benefit payment in the net amount payable to the Plan participant or beneficiary (that is, the amount payable after applicable tax withholding) and shall provide a second payment to cover the tax withholding payable as the Administrative Committee directs.

   3. Trustee Responsibility Regarding Payments to Trust Beneficiary When the Employer is Insolvent.

(a) The Trustee shall cease payment of benefits to Plan participants and their beneficiaries if the Employer is Insolvent. The Employer shall be considered "Insolvent" for purposes of this Trust Agreement if (1) the Employer is unable to pay its debts as they become due, or
(2) the Employer is subject to a pending proceeding as a debtor under the United States Bankruptcy Code.

(b)  At all times during the continuance of this Trust, as provided in
Section 1(d) hereof, the principal and income of the Trust shall be subject to claims of general creditors of the Employer under federal and state law as set forth below, and at any time the Trustee has actual knowledge, or has determined, that the Employer is Insolvent, the Trustee shall deliver any undistributed principal and income in the Trust to satisfy such claims as a court of competent jurisdiction or other competent authority shall direct.

           (1) The Board of Directors and the Chief Executive Officer of the Employer shall have the duty to inform the Trustee in writing that the Employer is Insolvent. If a person claiming to be a creditor of the Employer alleges in writing to the Trustee that the Employer has become Insolvent, the Trustee shall independently determine whether the Employer is Insolvent and, pending such determination, the Trustee shall discontinue payment of benefits to Plan participants or their beneficiaries. The Trustee may in all events rely on such evidence concerning the Employer's solvency as may be furnished to the Trustee and that provides the Trustee with a reasonable basis for making a determination concerning the Employer's solvency. Unless otherwise provided by the Committee and the Chief Executive Officer of the Employer, the Administrative Committee shall monitor and provide notice to the Trustee regarding whether the Employer is Insolvent or not Insolvent.

           (2) Unless the Trustee has actual knowledge that the Employer is Insolvent, or has received notice from the Employer or a person claiming to be a creditor alleging that the Employer is Insolvent, the Trustee shall have no duty to inquire whether the Employer is Insolvent.

          (3) If at any time the Trustee has actual knowledge, or has determined, that the Employer is Insolvent, the Trustee shall discontinue payments to Plan participants or their beneficiaries and shall hold the assets of the Trust for the benefit of the Employer's general creditors.

           (4) The Trustee shall resume the payment of benefits to Plan participants or their beneficiaries in accordance with Section 2 of this Trust Agreement only after the Trustee has actual knowledge, or has determined, that the Employer is not Insolvent or, as applicable, is no longer Insolvent.

           (5) Nothing in this Trust Agreement shall in any way diminish any rights of Plan participants or their beneficiaries to pursue their rights as general creditors of the Employer with respect to benefits due under the Plan or otherwise.

(c) Provided that there are sufficient assets, if the Trustee discontinues the payment of benefits from the Trust pursuant to
Section 3(b) hereof and subsequently resumes such payments, the first payment following such discontinuance shall include the aggregate amount of all payments due to Plan participants or their beneficiaries under the terms of the Plan for the period of such discontinuance, less the aggregate amount of any payments made to Plan participants or their beneficiaries by the Employer in lieu of the payments provided for hereunder during any such period of discontinuance.


  4. Payments to the Employer.

     Except as provided in Section 3 or 12 hereof, after the Trust has become irrevocable, the Employer shall have no right or power to direct the Trustee to return to the Employer or to divert to others any of the Trust assets before all payment of benefits have been made to Plan participants and their beneficiaries pursuant to the terms of the Plan.


 5. Investment Authority.

(a) The Trustee may invest in securities (including stock or rights to acquire stock) or obligations issued by the Employer. All rights associated with assets of the Trust shall be exercised by the Trustee, any Investment Manager designated by the Employer pursuant to Section 8(h) hereof or the Administrative Committee pursuant to Section 8(i) hereof, and shall in no event be exercisable by or rest with Plan participants or their beneficiaries, except that voting rights with respect to Trust assets may be exercised by the Employer in its discretion during periods before the Trust becomes irrevocable.

(b) During periods before the Trust becomes irrevocable, the Employer shall have the right at anytime, and from time to time in its sole discretion, to substitute assets of equal fair market value and of equal or greater liquidity for any asset held by the Trust. This right is exercisable by the Employer in a nonfiduciary capacity without the approval or consent of any person in a fiduciary capacity.


  6. Disposition of Income.

      During the term of this Trust, all income received by the Trust, net of expenses and taxes, shall be accumulated and reinvested.


  7. Accounting by the Trustee.

(a) The Trustee shall keep accurate and detailed records of all investments, receipts, disbursements, and all other transactions required to be made, including such specific records as shall be agreed upon in writing between the Employer or the Administrative Committee and the Trustee.

(b)   All such accounts, books and records shall be open to inspection
and   audit  at  all  reasonable  times  by  the  Employer   and   the
Administrative Committee.

(c) Within sixty (60) days following the close of each fiscal year of the Employer and within sixty (60) days after the removal or resignation of the Trustee, the Trustee shall deliver to the Employer and the Administrative Committee a written account of its administration of the Trust during such year or during the period from the close of the last preceding year to the date of such removal or resignation, setting forth all investments, receipts, disbursements and other transactions effected by it, including a description of all securities and investments purchased and sold with the cost or net proceeds of such purchases or sales (accrued interest paid or receivable being shown separately), and showing all cash, securities and other property held in the Trust at the end of such year or as of the date of such removal or resignation, as the case may be.

(d) The Employer and the Administrative Committee shall be deemed to have accepted the Trustee's account as fully accurate and as meeting the provisions of this Trust Agreement if neither the Employer nor the Administrative Committee has made any written objection to the account within ninety (90) days of their receipt of the account.


  8. Responsibility of the Trustee.

(a) The Trustee shall act with the care, skill, prudence and diligence under the circumstances then prevailing that a prudent person acting in like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims, provided, however, that the Trustee shall incur no liability to any person for any action taken pursuant to a direction, request or approval given by the Employer which is contemplated by, and in conformity with, the terms of the Plan or this Trust and is given in writing by the Employer, the Committee or the Administrative
Committee. In the event of a dispute between the Employer, the Committee or the Administrative Committee and any person claiming an interest in or right under the Trust, the Trustee may apply to a court of competent jurisdiction to resolve the dispute.

(b) If the Trustee undertakes or defends any litigation arising in connection with this Trust, the Employer agrees to indemnify the Trustee against the Trustee's costs, expenses and liabilities (including, without limitation, attorneys' fees and expenses) relating thereto and to be primarily liable for such payments. If the Employer does not pay such costs, expenses and liabilities in a reasonably timely manner, the Trustee may obtain payment from the Trust.

(c) The Trustee may consult with legal counsel (who may also be counsel for the Trustee or the Employer generally) with respect to any of its duties or obligations hereunder.

(d) The Trustee may hire agents, accountants, actuaries, investment advisors, financial consultants or other professionals to assist it in performing any of its duties or obligations hereunder.

(e) The Trustee shall have, without exclusion, all powers conferred on the Trustee by applicable law, unless expressly provided otherwise herein, provided, however, that if an insurance policy is held as an asset of the Trust, the Trustee shall have no power to name a beneficiary of the policy other than the Trust, to assign the policy (as distinct from conversion of the policy to a different form) other than to a successor Trustee or other than to a Plan participant as provided in the Plan, or to loan to any person the proceeds of any borrowing against such policy.

(f) Notwithstanding the provisions of Section 8(e) above, the Trustee may loan to the Employer the proceeds of any borrowing against an insurance policy held as an asset of the Trust.

(g) Notwithstanding any powers granted to the Trustee pursuant to this Trust Agreement or to applicable law, the Trustee shall not have any power that could give this Trust the objective of carrying on a business and dividing the gains therefrom, within the meaning of
Section 301.7701-2 of the Procedure and Administrative Regulations promulgated pursuant to the Code.

(h)   Notwithstanding any other provision hereof (other  than  Section
8(g) hereof):

           (1) The Administrative Committee may appoint one or more Investment Managers to manage all or any portion of the assets of the Trust. The appointment of any such Investment Manager shall be by written agreement, which shall specify the scope of the powers and duties of such Investment Manager, shall contain reasonable provisions for the termination of such appointment, may require or allow any Investment Manager to perform asset custodial services for all or part of the Trust, and shall be executed by the parties thereto and acknowledged by the Trustee.

          (2) In the event an Investment Manager is appointed for all or part of the assets of the Trust, the Trustee shall follow the directions of the Investment Manager in managing and controlling the assets of the Trust subject to the direction and control of the Investment Manager. The Investment Manager shall be governed by the powers and restrictions imposed on the Trustee in its management and control of the Fund.

          (3) In the event an Investment Manager is appointed for all or part of the assets of the Trust, the Trustee shall not be liable or responsible for the control or management of the assets of the Trust subject to the direction and control of the Investment Manager, except to the extent the Trustee may fail or refuse to carry out the lawful directions or instructions of the Investment Manager.

           (4) For purposes hereof, the term "Investment Manager" means a person who is registered as an investment advisor under the Investment Advisors Act of 1940, a bank as defined in the Investment Advisors Act of 1940, or an insurance company qualified to perform investment advisory services under the laws of more than one State.

(i)   Notwithstanding any other provision hereof (other  than  Section
8(g) hereof):

           (1) The Administrative Committee may direct the Trustee with respect to the management of the assets of the Trust.

           (2) In the event the Administrative Committee directs the Trustee with respect to the management of the assets of the Trust, the Trustee shall follow the directions of the Administrative Committee in managing and controlling the assets of the Trust. The Administrative Committee shall be governed by the powers and restrictions imposed on the Trustee in its management and control of the Fund.

           (3) In the event the Administrative Committee directs the Trustee with respect to the management of the assets of the Trust, the Trustee shall not be liable or responsible for the control or management of the assets of the Trust subject to the direction and control of the Administrative Committee, except to the extent the Trustee may fail or refuse to carry out the lawful directions or instructions of the Administrative Committee.


  9. Trustee Compensation and Expenses of the Plan and Trust.

(a) The Trustee shall be entitled to such reasonable compensation for its services as shall be agreed upon by the Employer and the Trustee. The Trustee shall also be entitled to receive its reasonable expenses incurred with respect to the administration of the Trust, including fees incurred by the Trustee pursuant to Sections 8(c) and (d) of this Trust Agreement.

(b) Any taxes on the income of the Trust shall be considered an expense of the Trust and may be paid by the Employer or by the trust as provided herein.

(c)    The   Employer,  in  its  discretion,  may  pay  any   or   all
administrative expenses of the Plan and/or the Trust, including but not limited to the Trustee's compensation and expenses. If not so paid, such compensation and expenses shall be paid from the Trust.


 10. Resignation and Removal of the Trustee.

(a) The Trustee may resign at any time by written notice to the Employer, which shall be effective sixty (60) days after receipt of such notice unless the Employer and the Trustee agree otherwise.

(b) The Trustee may be removed by the Employer on sixty (60) days notice or upon shorter notice accepted by the Trustee.

(c) Upon resignation or removal of the Trustee and appointment of a successor Trustee, all assets shall subsequently be transferred to the successor Trustee. The transfer shall be completed as soon as practicable after receipt of notice of resignation, removal or transfer, unless the Employer extends the time limit.

(d) If the Trustee resigns or is removed, a successor shall be appointed, in accordance with Section 11 hereof, by the effective date of resignation or removal under paragraph(s) (a) or (b) of this section. If no such appointment has been made, the Trustee may apply to a court of competent jurisdiction for appointment of a successor or for instructions. All expenses of the Trustee in connection with the proceeding shall be allowed as administrative expenses of the Trust.


 11. Appointment of Successor Trustee.

(a) Subject to the requirements of Section 11(b), if the Trustee resigns or is removed in accordance with Section 10(a) or (b) hereof or dies or otherwise ceases to exist, the Employer shall appoint any independent third party as a successor to replace the Trustee upon resignation, removal or death. The appointment shall be effective when accepted in writing by the new Trustee, who shall have all of the rights and powers of the former Trustee, including ownership rights in the Trust assets. The former Trustee shall execute any instrument necessary or reasonably requested by the Employer or the successor Trustee to evidence the transfer. For purposes hereof:

            (1) A person (whether an individual or entity) is "independent" only if the person is not the Employer, an officer, director or employee of the Employer or any Affiliated Employer, a Plan participant or beneficiary, a member of the "family" (within the meaning of Section 4975(e)(6) of the Code) of any of the preceding persons, any person who would be a "related or subordinate party" (within the meaning of Section 672(c) of the Code) to the Employer.

          (2) An "Affiliated Employer" is any person which would be a member of the "controlled group of corporations" (within the meaning of Section 414(b) of the Code) which includes the Employer or is under "common control" (within the meaning of Section 414(c) of the Code) with the Employer, in each case determined on the basis of the words "80 percent" in Section 1563(a)(1) of the Code being replaced by "50 percent".

(b) If a Change In Control occurs, as defined herein, the Trustee may not be removed by the Employer unless an independent bank or trust company is appointed as the successor Trustee. If the Trustee resigns after a Change In Control occurs, the Employer shall appoint an independent bank or trust company to serve as the successor Trustee.

(c) The successor Trustee need not examine the records and acts of any prior Trustee and may retain or dispose of existing Trust assets, subject to Sections 7 and 8 hereof. The successor Trustee shall not be responsible for and the Employer shall indemnify and defend the successor Trustee from any claim or liability resulting from any action or inaction of any prior Trustee or from any other past event, or any condition existing at the time it becomes successor Trustee.

  12. Amendment or Termination.

(a) This Trust Agreement may be amended by a written instrument executed by the Trustee and the Employer. Notwithstanding the foregoing, no such amendment shall conflict with the terms of the Plan or shall make the Trust revocable after it has become irrevocable in accordance with Section 1(b) hereof unless the Employer has obtained the written consent of all Plan participants and beneficiaries entitled to Plan benefits (whether then or thereafter payable) at the time in question.

(b)   Except  as  expressly  provided  herein,  the  Trust  shall  not terminate until the date on which Plan participants and their beneficiaries are no longer entitled to benefits pursuant to the terms of the Plan unless sooner revoked in accordance with Section 1(b) hereof. Upon termination of the Trust any assets remaining in the Trust shall be returned to the Employer.

  (c) Upon written consent of Plan participants and beneficiaries entitled to Plan benefits (whether then or thereafter payable) at the time in question, the Employer may terminate this Trust prior to the time all benefit payments under the Plan have been made. All assets in the Trust at termination shall be returned to the Employer.

(d) Notwithstanding the foregoing, the Trustee may declare the Trust to be terminated and take all appropriate action in connection therewith at any time the Trust has no assets.


  13. Miscellaneous.

(a)  Any provision of this Trust Agreement prohibited by law shall  be
ineffective   to   the   extent  of  any  such  prohibition,   without
invalidating the remaining provisions hereof.

(b) Benefits payable to Plan participants and their beneficiaries under this Trust Agreement may not be anticipated, assigned (either at law or in equity), alienated, pledged, encumbered or subjected to attachment, garnishment, levy, execution or other legal or equitable process.

(c) This Trust Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Virginia.

(d) The Administrative Committee shall operate as follows and have the following responsibilities and duties:

           (1) The Administrative Committee shall appoint from its members a Chairman and a Secretary. The Secretary shall keep records as may be necessary of the acts and resolutions of such committee and be prepared to furnish reports thereof to the Employer and the Trustee. Except as otherwise provided, all instruments executed on behalf of such committee may be executed by its Chairman or Secretary, and the Trustee may assume that such committee, its Chairman or Secretary are the persons who were last designated as such to them in writing by the Plan Sponsor or its Chairman or Secretary.

           (2) The Administrative Committee's action in all matters, questions and decisions shall be determined by a majority vote of its members qualified to act thereon. They may meet informally or take any action without the necessity of meeting as a group.

           (3) The Administrative Committee shall be responsible for such matters regarding administration and management of the Trust and the Plan as are expressly assigned to it.

(e) The Committee is empowered to settle claims against the Trust and to make such equitable adjustments in a Plan participant's or Beneficiary's rights or entitlements under the Plan as it deems appropriate in the event an error or omission is discovered or claimed in the operation or administration of the Plan.

(f) The Committee may construe this Trust Agreement, correct defects, supply omissions or reconcile inconsistencies to the extent necessary to effectuate the Plan and the Trust and such action shall be conclusive.

(g) The Committee is empowered to delegate any or all of its duties to the Administrative Committee.


  14. Definitions.

      The following words and terms as used in this Trust Agreement shall have the meaning set forth below, unless a different meaning is clearly required by the context:

(a) "Administrative Committee" means an administrative committee consisting of at least two individuals appointed, and subject to removal or replacement at any time, by the Committee to administer certain aspects of the Plan and/or the Trust generally or on behalf of the Committee. The Committee itself may serve as the Administrative Committee, and the Committee shall serve as the Administrative Committee whenever two appointed individuals are not serving as the Administrative Committee.

(b) "Effective Date" means the date as of which this Trust Agreement becomes effective, which shall be the date first stated above.

(c) "Employer" means Brenco, Incorporated, a Virginia corporation (or its successor).

(a)  "Change In Control" has the meaning assigned to it in the Plan.

(e) "Code" means the Internal Revenue Code of 1986, as the same may be amended from time to time, or the corresponding section of any subsequent Internal Revenue Code, and, to the extent not inconsistent therewith, regulations issued thereunder.

(f)  "Committee" means the "Committee" defined in the Plan.

(g) "Insolvent" has the meaning assigned to it in Section 3(a) hereof.

(h)   "Investment Manager" has the meaning assigned to it  in  Section
8(h) hereof.

(i) "Plan" means the non-qualified incentive retirement plan known as the Brenco, Incorporated Executive Retirement Incentive Plan, as amended and restated effective March 22, 1996 and as the same may be amended from time to time.

(j)  "Trust" means the trust fund established for the Plan pursuant to
this   Trust   Agreement,  which  shall  be  known  as  the   "Brenco,
Incorporated Executive Retirement Incentive Trust".

(k) "Trustee" means the person(s) serving from time to time as trustee of this Trust, which as of the Effective Date is Crestar Bank of Richmond, Virginia.


     IN WITNESS WHEREOF, the Employer, pursuant to the resolution duly adopted by its Board of Directors, has caused its name to be signed to this Trust Agreement by its duly authorized officer with its corporate seal hereunto affixed and attested by its Secretary or Assistant Secretary, and the Trustee has caused his name to be signed and his seal hereunto affixed as of the day and year above written.


                              BRENCO, INCORPORATED, Employer


                              By:                           (SEAL)
                                 Its

Attest:



 Its


                              CRESTAR BANK, Trustee


                              By:                           (SEAL)
                                 Its

Attest:



  Its