Form 10-Q
period 1996-06-30
BRENCO INC
filed 1996-08-14
CIK 14029

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION


                        Washington, D.C. 20549

                               FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended June 30, 1996

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

                                  YES [X]  NO [ ]

      Common stock, par value $1.00 per share: 10,207,440 shares outstanding as of June 30, 1996

                 BRENCO, INCORPORATED AND SUBSIDIARIES

                       FORM 10-Q__June 30, 1996

                                 INDEX

Part I      Financial Information:                              Page No.

  Item 1.   Financial Statements.
            Consolidated Statements of Income (Unaudited)
            -Three Months and Six Months Ended
               June 30, 1996 and 1995...........................   2

            Consolidated Balance Sheets
            -June 30, 1996 (Unaudited) and December 31, 1995...   3 & 4

            Consolidated Statements of Cash Flows (Unaudited)
            -Three Months and Six Months Ended
               June 30, 1996 and 1995...........................   5

            Notes to Consolidated Financial Statements..........   6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.................   7

Part II     Other Information:

  Item 4.   Submission of Matters to a Vote of Security Holders.   8

  Item 6.   Exhibits and Reports on Form 8-K....................   9

                BRENCO, INCORPORATED AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)

                                (In thousands except per share data)
                                Three Months Ended   Six Months Ended
                                      June 30             June 30
                                  1996      1995      1996      1995

NET SALES --------------------  $ 33,227  $ 32,642  $ 66,102  $ 67,874


Costs and expenses:
  Cost of goods sold----------    25,458    24,596    50,458    50,096
  Administrative and selling
   expenses-------------------     3,775     3,656     7,600     7,380
                                  29,233    28,252    58,058    57,476
Operating income--------------     3,994     4,390     8,044    10,398
Interest expense-------------- (     163)(     168)(     341)(     373)
Gain (loss) on sale of
  assets---------------------- (       9)(       5)(       9)(       6)
Other income------------------       166       226       417       403
Income before income taxes----     3,988     4,443     8,111    10,422
Income taxes------------------     1,509     1,737     3,061     4,076

NET INCOME--------------------  $  2,479  $  2,706  $  5,050  $  6,346
                                ========  ========  ========  ========

Net income per share----------  $    .25  $    .27  $    .50  $    .63
Dividends declared per share--  $    .07  $    .07  $    .14  $    .13
Average number of shares
 outstanding------------------    10,206    10,130    10,197    10,117


See accompanying notes to Consolidated Financial Statements.

















                   BRENCO, INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                                              (Unaudited)
                                              (In thousands of dollars)
                                              June 30    December 31
                                               1996         1995


ASSETS

Current Assets:
  Cash and cash equivalents-------------     $13,624      $10,484
  Accounts receivable-------------------      20,968       19,194
  Inventories:
    Finished goods----------------------       5,119        4,922
    Work in process---------------------       8,416        9,779
    Raw material------------------------       2,945        2,981
                                              16,480       17,682
    Less:  Lifo reserve-----------------       1,331        1,716
                                              15,149       15,966
  Prepaid expenses----------------------       1,807        1,974
  Deferred income taxes-----------------       1,966          875
  Income taxes recoverable--------------         115        1,026

      TOTAL CURRENT ASSETS--------------      53,629       49,519

Other Assets - Investments at Cost------         673          671

Property and Equipment:
  Land and improvements-----------------       4,087        4,094
  Buildings-----------------------------      13,036       13,051
  Machinery and equipment---------------      76,850       76,464
                                              93,973       93,609
  Less:  Accumulated depreciation             58,427       57,521

    TOTAL PROPERTY AND
    EQUIPMENT---------------------------      35,546       36,088

    TOTAL ASSETS------------------------     $89,848      $86,278
                                             =======      =======

See accompanying notes to Consolidated Financial Statements.











                   BRENCO, INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                              (Unaudited)
                                              (In thousands of dollars)
                                              June 30   December 31
                                               1996        1995

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current maturities of long-term debt--     $ 1,355     $ 1,354
  Accounts payable----------------------       3,043       3,610
  Dividends payable---------------------         715         711
  Compensated absences------------------         729         719
  Accrued liabilities-------------------       3,322       1,705
  Income taxes payable------------------          --         339

     TOTAL CURRENT
        LIABILITIES---------------------       9,164       8,438

Pension---------------------------------       1,721       2,412
Deferred Income Taxes-------------------       4,151       3,217
Long-Term Debt--------------------------       6,908       8,212
Shareholders' Equity:
  Preferred stock, par value $1 per share,
    authorized 1,000,000 shares; none issued
  Common stock, par value $1 per share,
    authorized 15,000,000 shares; issued
    10,207,440 shares (1995 - 10,166,666
    shares)-----------------------------      10,207      10,167
  Additional paid in capital------------       2,464       2,220
  Retained earnings---------------------      55,233      51,612

      TOTAL SHAREHOLDERS'
        EQUITY--------------------------      67,904      63,999

      TOTAL LIABILITIES AND
        EQUITY--------------------------     $89,848     $86,278
                                             =======     =======


See accompanying notes to Consolidated Financial Statements.







                BRENCO, INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                                     (In thousands except per share data)
                                     Three Months Ended  Six Months Ended
                                          June 30             June 30
                                      1996      1995      1996      1995
Cash Flows from Operations:
  Net Income--------------------    $ 2,479   $ 2,706   $ 5,050   $ 6,346
  Adjustments to Reconcile Net
  Income to Net Cash Provided
  by Operations:
    Depreciation----------------      1,208     1,101     2,393     2,167
    (Gain) loss on sale of
      assets--------------------          9         5         9         6
    Deferred income taxes-------        229        14   (   157) (    157)
    Pension                         (   948)      200   (   691)      364
Changes in the following:
    Current assets--------------      3,240  (  2,426)      349   ( 6,244)
    Current liabilities---------    ( 2,800) (  1,758)      721     3,005

  Net cash provided by (used in)
    operations------------------      3,417  (    158)    7,674     5,487

Cash Flows from Investing Activities:
  Acquisition of property and
    equipment-------------------    ( 1,234) (  2,225)  ( 1,921)  ( 4,268)
  Proceeds from sale of property
    and equipment---------------         61         1        61         7
  Other investments-------------    (     2)       --   (     2)       --

  Net cash used in
    investing activities--------    ( 1,175) (  2,224)  ( 1,862)  ( 4,261)

Cash Flows from Financing Activities:
    Cash dividends paid---------    (   714) (    607)  ( 1,426)  ( 1,212)
    Employee stock purchases----          7       126        57       157
    Long-term debt--------------    ( 1,277) (  1,277)  ( 1,303)  ( 1,303)

    Net cash provided by (used in)
    financing activities--------    ( 1,984) (  1,758)  ( 2,672) (  2,358)

Net increase (decrease) in cash
    and cash equivalents--------        258  (  4,140)    3,140  (  1,132)

Cash and cash equivalents at
    beginning of quarter-year---     13,366     9,658    10,484     6,650

Cash and cash equivalents at
    end of quarter--------------    $13,624   $ 5,518   $13,624   $ 5,518
                                    =======   =======   =======   =======

See accompanying notes to Consolidated Financial Statements.
                                      5

                 BRENCO, INCORPORATED AND SUBSIDIARIES

                       FORM 10-Q  June 30, 1996

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The consolidated balance sheet as of June 30, 1996, the consolidated statements of income, and the consolidated statements of cash flows for the three months and six months ended June 30, 1996 and June 30, 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1996 and the results of operations and cash flows for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1995 annual report to shareholders. The results of operations for the periods ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

2. Pursuant to an Acquisition Agreement dated as of June 15, 1996 (the "Acquisition Agreement") among the Company, Varlen Corporation ("Varlen") and BAS, Inc., a wholly-owned subsidiary of Varlen ("Purchaser"), Purchaser commenced on June 20, 1996 a cash tender offer (the "Offer") for all the outstanding shares of common stock, par value, $1.00 per share (the "Shares"), of the Company at a price of $16.125 per Share, net to seller in cash, without interest. The Offer expired at 12:00 midnight, New York city time, on July 19, 1996. Following expiration of the Offer, Varlen beneficially owned, indirectly through Purchaser and another wholly-owned subsidiary, 9,798,734 Shares, or approximately 96% of the total number of Shares outstanding.

      Pursuant to the Acquisition Agreement, the Company has called a Special Meeting of Shareholders to be held on August 23, 1996 for the purpose of voting on the approval and adoption of a Plan of Merger dated as of July 26, 1996, providing for the merger of the Purchaser with and into the Company (the "Merger"). On July 29, 1996, the Company mailed to all shareholders of record as of July 23, 1996 proxy materials in connection with the Special Meeting. Under the Virginia Stock Corporation Act, Varlen has sufficient voting power to cause the Plan of Merger to be adopted at the Special Meeting without the vote of any other shareholder of the Company. The Merger will be consummated as soon as practicable following the Special Meeting on the terms and conditions set forth in the
Acquisition Agreement and the Plan of Merger. As a result, at the effective time of the Merger (i) the Company will continue as the surviving corporation and will be a wholly-owned subsidiary of Varlen and (ii) each Share issued and outstanding (other than Shares held by Varlen, Purchaser or any direct or indirect subsidiary of Varlen or Purchaser or the Company) will be converted into the right to receive $16.125 net per Share in cash, without any interest.

     The Shares are currently traded in the over-the-counter market and are quoted in the National Association of Securities Dealers, Inc. ("NASD") Automated Quotation System ("NASDAQ") National Market System ("NMS"). As a result of the consummation of the Offer and the Merger, the registration of the Shares under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the trading of the Shares on the NASDAQ NMS, will be terminated as soon as practicable following the effective time of the Merger. Upon termination of registration of the Shares under the Exchange Act, the Company will no longer be required to file reports, proxy statements or other information with the Securities and Exchange Commission relating to its business, financial condition and other matters.

      In connection with consummation of the Offer and Merger, the Company will cancel, immediately prior to the effective time of the merger, all options outstanding under its 1988 Stock Option Plan and, at the effective time of the merger all shares of restricted stock outstanding under its 1987 Restricted Stock Plan, resulting in a payment, at the time of such cancellation, of approximately $3,800,000.

                 BRENCO, INCORPORATED AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS:

      Net sales were $66,102,000 for the first six months of 1996, compared to $67,874,000 for the same period last year, a decrease of 2.6%. For the second quarter, sales were $33,227,000, compared to $32,642,000, for the same quarter in 1995, an increase of 1.8%. Sales for the first six months of 1995 were the highest in the Company's history. The excellent results for both the second quarter and six months of 1996 are the result of increased export shipments as well as increased bearing reconditioning services, as bearings for the OEM market were below 1995 levels as forecasted due to decreased demand for new railcars in 1996.

      Net income was $5,050,000 or $.50 per share for the first six months, compared to $6,346,000 or $.63 per share for the comparable period in 1995, a decrease of 20.4%. For the second quarter, net income was $2,479,000 or $.25 per share, compared to $2,706,000 or $.27 per share for the same quarter of 1995, a decrease of 8.4%. The reduced levels of new freight car construction in the U.S. and Canada was offset by increased export shipments and bearing reconditioning services from a sales standpoint. However, margins on these businesses are less than margins on OEM sales, resulting in reduced net income.

FINANCIAL CONDITION:

      Cash and cash equivalents were up $258,000 for the quarter and $3,140,000 since the beginning of the year. Working capital at the end of the second quarter was $44,465,000, compared to $44,818,000 at the end of the first quarter, a slight decrease of $353,000.

      Management believes that its current cash and cash equivalents, together with earnings, are sufficient to cover both capital and dividend requirements for the balance of the year.


ACQUISITION OF THE COMPANY:

     Following completion of a tender offer made pursuant to an Acquisition Agreement dated June 15, 1996, among the Company, Varlen Corporation ("Varlen") and BAS, Inc., a wholly-owned subsidiary of Varlen, Varlen beneficially owns indirectly approximately 96% of the Company's outstanding shares of common stock. Varlen is expected to complete the acquisition of the Company through a second step merger, presently anticipated to be completed by the end of August, 1996. See Note (2) to the Notes to Consolidated Financial Statements for further detail concerning the acquisition.

                 BRENCO, INCORPORATED AND SUBSIDIARIES

Part II  Other Information

  Item 4.   Submission of Matters to a Vote of Security Holders

      (a) At the Annual Meeting of Shareholders of the Company held on April 18, 1996, 9,141,537 of the Company's 10,193,021 outstanding shares were present in person or by proxy and entitled to vote, which constituted a quorum.

      (b) At the Annual Meeting, the following nominees were elected to serve until the 1997 Annual Meeting:

       Jacob M. Feichtner
       Steven M. Johnson
       John C. Kenny
       J. Craig Rice
       James M. Wells III
       Needham B. Whitfield
       Frederic W. Yocum, Jr.

      (c) At the Annual Meeting the following matters were voted upon and received the vote set forth below:

           (1) Election of Directors. Provided that a quorum is present, the nominees receiving the greatest number of votes cast are elected as directors and, as a result in tabulating the vote, votes withheld have no effect upon the election of directors. Each nominee for director was elected, having received the following vote:

                           FOR                 WITHHELD
  Nominee

  Jacob M. Feichtner       9,052,026           89,508
  Steven M. Johnson        9,051,226           90,311
  John C. Kenny            8,851,926          289,611
  J. Craig Rice            9,052,006           89,531
  James M. Wells III       8,850,926          290,611
  Needham B. Whitfield     9,052,026           89,511
  Frederic W. Yocum, Jr.   9,052,226           89,311

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

       FOR:                               9,090,248
       AGAINST:                              33,692
       ABSTAIN:                              17,596

Item 6.   Exhibits and Reports on Form 8-K

       (a)  Exhibits

              2. Acquisition Agreement, dated June 15, 1996, by and among the Company, Varlen Corporation and BAS, Inc., incorporated herein by reference to Exhibit C to the Company's Schedule 14D-9, dated June 20, 1996.

            27.     Financial Data Schedule

       (b)  Reports on Form 8-K - none

                             SIGNATURES


Pursuant  to the requirements of the Securities Exchange Act of  1934,  the registrant  has duly caused this report to be signed on its behalf  by  the undersigned thereunto duly authorized.





                                BRENCO, INCORPORATED
                                   (Registrant)

DATED:  August  14, 1996           BY:  J. Craig Rice
                                       -------------------------
                                        J. Craig Rice
                                        President


DATED:  August  14, 1996           BY:  Jacob M. Feichtner
                                       -------------------------
                                        Jacob M. Feichtner
                                        Executive Vice President
                                        & Secretary